Form 10-Q
period 2013-03-31
XOOM Corp
filed 2013-04-30
CIK 1315657

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to              .

Commission file number 001-35801

Xoom Corporation

(Exact name of registrant as specified in its charter)

Delaware	94-3401054
(State or other jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification No.)

100 Bush Street, Suite 300

San Francisco, CA 94104

(Address of principal executive offices) (Zip Code)

(415) 777-4800

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “accelerated filer,” “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

On April 19, 2013, 32,964,824 shares of the registrant’s Common Stock, $0.0001 par value, were issued and outstanding.

Xoom Corporation and Subsidiary

i

Xoom Corporation and Subsidiary

PART I – Financial Information

ITEM  1. Financial Statements

XOOM CORPORATION AND SUBSIDIARY

Condensed Consolidated Balance Sheets

(In thousands, except share and per share data)

	March 31,	December 31,
	2013	2012
	(unaudited)	(derived from audited financial statements)
Assets
Current assets:
Cash and cash equivalents	$84,055	$45,077
Disbursement prefunding	13,876	15,070
Short-term investments	51,537	25,125
Customer funds receivable	37,959	9,318
Prepaid expenses and other current assets	3,186	4,934

Total current assets	190,613	99,524
Noncurrent assets:
Property, equipment and software, net	3,807	3,884
Restricted cash	10,349	9,337
Other assets	299	348

Total assets	$205,068	$113,093

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$7,942	$7,150
Customer liabilities	25,094	8,536
Line of credit	—	15,000

Total current liabilities	33,036	30,686
Non-current liabilities:
Non-current portion of line of credit	25,000	25,000
Other non-current liabilities	96	87

Total liabilities	58,132	55,773

Stockholders’ equity:
Convertible preferred stock, $0.0001 par value. Authorized 0 and 86,726,665 shares; issued and outstanding 0 and 21,444,251 shares; aggregate liquidation preference $0 and $115,404 at March 31, 2013 and December 31, 2012, respectively	—	2
Common stock, $0.0001 par value. Authorized 500,000,000 and 135,000,000 shares; issued and outstanding 32,940,948 and 5,083,616 shares at March 31, 2013 and December 31, 2012, respectively	3	1
Additional paid-in capital	210,389	120,684
Accumulated other comprehensive income (loss)	(11)	(1)
Accumulated deficit	(63,445)	(63,366)

Total stockholders’ equity	146,936	57,320

Total liabilities and stockholders’ equity	$205,068	$113,093

See accompanying notes to condensed consolidated financial statements.

XOOM CORPORATION AND SUBSIDIARY

Condensed Consolidated Statements of Operations

(In thousands, except per share data)

	Three Months Ended
	March 31,
	2013	2012
	(unaudited)
Revenue	$24,315	$16,945
Cost of revenue	7,519	5,461

Gross profit	16,796	11,484

Marketing	5,692	4,288
Technology and development	4,834	3,623
Customer service and operations	3,017	2,197
General and administrative	2,923	1,678

Total operating expense	16,466	11,786

Income (loss) from operations	330	(302)

Other income (expense):
Interest expense	(447)	(247)
Interest income	36	21
Other income	4	36

Loss before provision for income taxes	(77)	(492)
Provision for income taxes	(2)	(2)

Net loss	$(79)	$(494)

Basic and diluted net loss per share	$0.00	$(0.10)

Weighted-average shares used to compute per share amounts - basic and diluted	19,041	5,030

See accompanying notes to condensed consolidated financial statements.

XOOM CORPORATION AND SUBSIDIARY

Condensed Consolidated Statements of Comprehensive Income (Loss)

(In thousands)

	Three Months Ended
	March 31,
	2013	2012
	(unaudited)
Net loss	$(79)	$(494)
Unrealized (loss) gain on marketable securities, net of taxes of $0	(10)	10

Total comprehensive loss	$(89)	$(484)

See accompanying notes to condensed consolidated financial statements.

XOOM CORPORATION AND SUBSIDIARY

Condensed Consolidated Statements of Cash Flows

(In thousands)

	Three Months Ended
	March 31,
	2013	2012
	(unaudited)
Cash flows from operating activities:
Net loss	$(79)	(494)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	778	424
Depreciation and amortization	462	262
Accretion of discounts/amortization of premium on investments	160	136
Amortization of warrant issuance costs	28	—
Changes in operating assets and liabilities:
Disbursement prefunding	1,194	(852)
Customer funds receivable	(28,641)	(7,173)
Prepaid expenses and other current assets	1,720	(1,137)
Other assets	49	—
Customer liabilities	16,558	2,151
Transaction loss reserves	(38)	(46)
Accounts payable and accrued expenses	840	273
Other non-current liabilities	9	—

Net cash used in operating activities	(6,960)	(6,456)

Cash flows from investing activities:
Purchase of property, equipment and software	(395)	(1,062)
Purchase of marketable securities	(33,873)	(9,965)
Proceeds from sales and maturities of marketable securities	7,291	3,814
Change in restricted cash	(1,012)	(2,000)

Net cash used in investing activities	(27,989)	(9,213)

Cash flows from financing activities:
Net proceeds from issuance of preferred stock	—	(5)
Proceeds from exercise of common stock options	400	25
Net borrowings under line of credit	(15,000)	(1,500)
Proceeds from initial public offering, net of costs	88,527	—

Net cash provided by (used in) financing activities	73,927	(1,480)

Net increase (decrease) in cash and cash equivalents	38,978	(17,149)
Cash and cash equivalents, beginning of period	45,077	48,248

Cash and cash equivalents, end of period	84,055	31,099

Supplemental disclosures of cash flow information:
Cash paid for taxes	$2	$2
Cash paid for interest	$334	$157
Purchases of property and equipment in accounts payable and accrued expenses	$36	$352
Deferred offering costs not yet paid	$185	—

See accompanying notes to condensed consolidated financial statements.

Xoom Corporation and Subsidiary

Notes to Condensed Consolidated Financial Statements

(unaudited)

(1)	Business and Basis of Presentation

Xoom Corporation and its subsidiary (together, “Xoom” or the “Company”) is a pioneer and leader in the digital consumer-to-consumer international money transfer industry. Xoom provides its customers with fast and convenient ways to send money to friends and family in 30 countries using their bank account, credit card, or debit card.

Xoom was incorporated in California in June 2001 and reincorporated in Delaware in November 2012. The Company’s corporate headquarters is located in San Francisco, California.

On February 21, 2013, Xoom completed its initial public offering (“IPO”) whereby 7,273,750 shares of common stock were sold to the public (inclusive of 948,750 shares of common stock sold by the Company pursuant to the full exercise of an overallotment option granted to the underwriters and 1,104,107 shares of common stock sold by selling stockholders) at a price of $16.00 per share. The aggregate net proceeds received by the Company from the offering were $88.5 million, net of underwriting discounts and commissions and offering expenses payable by Xoom. Immediately prior to the closing of the IPO, all shares of the Company’s outstanding convertible preferred stock automatically converted into 21,444,251 shares of common stock.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Accordingly, they do not include all of the information and notes required by GAAP for annual financial statements. In the opinion of management, all adjustments consisting of normal and recurring entries considered necessary for a fair presentation of the results for the interim periods presented have been included. All significant intercompany balances and transactions have been eliminated. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect reported amounts in the financial statements and accompanying notes. These estimates are based on information available as of the date of the unaudited condensed consolidated financial statements. Therefore, actual results could differ from those estimates. Interim results are not necessarily indicative of the results for a full year. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the prospectus filed with the SEC on February 15, 2013 pursuant to Rule 424(b) under the Securities Act of 1933 (the “Prospectus”). There have been no changes in the significant accounting policies from those that were disclosed in the audited consolidated financial statements for 2012 included in the Prospectus.

Certain items in the prior period’s consolidated financial statements have been reclassified to conform to the current period’s presentation. These reclassifications did not impact any prior amounts of reported total assets, total liabilities, stockholders’ equity or results of operations.

(2)	Short-term Investments

Marketable securities, classified as available-for-sale, are stated at fair value. There were no other-than-temporary losses during any of the periods presented.

As of March 31, 2013, the Company’s short-term investments were $51.5 million, consisting of certificates of deposit of $1.0 million and marketable securities measured at fair value as follows (in thousands):

	March 31, 2013
	Amortized	Unrealized	Unrealized	Fair
	cost	gains	loss	value
	(unaudited)
U.S. Agency Notes	$13,245	$1	$—	$13,246
Corporate bonds	27,760	2	(13)	27,749
Commercial paper	9,542	—	—	9,542

Total Marketable Securities	$50,547	$3	$(13)	$50,537

As of December 31, 2012, the Company’s short-term investments were $25.1 million, consisting of certificates of deposit of $1.0 million and marketable securities measured at fair value as follows (in thousands):

	December 31, 2012
	Amortized	Unrealized	Unrealized	Fair
	cost	gains	loss	value
U.S. Agency Notes	$3,856	$1	$—	$3,857
Corporate bonds	11,128	1	(3)	11,126
Commercial paper	9,142	—	—	9,142

Total Marketable Securities	$24,126	$2	$(3)	$24,125

As of March 31, 2013 and December 31, 2012, there were no short-term investments with maturity dates greater than one year.

(3)	Fair Value Measurements

Fair value is an exit price, the amount that would be received from the sale of an asset or paid to transfer a liability in an orderly transaction between market participants. The authoritative guidance on fair value measurements establishes a consistent framework for measuring fair value on either a recurring or nonrecurring basis whereby inputs, used in valuation techniques, are assigned a hierarchical level. The Company’s marketable securities are stated at fair value utilizing the same hierarchy.

The following three levels of inputs are used to measure fair value:

Level 1: Quoted prices in active markets for identical assets or liabilities.

Level 2: Observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3: Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. Level 3 assets and liabilities include items where the determination of fair value requires significant management judgment or estimation.

The book value of the Company’s financial instruments not measured at fair value on a recurring basis, including cash, restricted cash, disbursement prefunding, customer funds receivables, line of credit and customer liabilities, approximates fair value due to the relatively short maturity, cash repayments or market interest rates of such instruments. The fair value of such financial instruments is determined using the income approach based on the present value of estimated future cash flows. The fair value of all of these instruments would be categorized as Level 2 of the fair value hierarchy, with the exception of cash which would be categorized as Level 1.

The Company’s cash equivalents and marketable securities that are measured at fair value on a recurring basis are classified as follows (in thousands):

	March 31, 2013			December 31, 2012
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
	(unaudited)
Cash and Cash Equivalents:
Money market funds	$36,575	$—	$—	$14,055	$—	$—
U.S. Agency notes	—	3,766	—	—	150	—
Corporate bonds	—	2,112	—	—	1,400	—
Commercial paper	—	6,549	—	—	—	—
Marketable Securities:
U.S. Agency notes	—	13,246	—	—	3,857	—
Corporate bonds	—	27,749	—	—	11,126	—
Commercial paper	—	9,542	—	—	9,142	—

	$36,575	$62,964	$—	$14,055	$25,675	$—

Financial instruments, which are traded in active markets, using quoted market prices for identical instruments are assigned a Level 1 under the fair value hierarchy. The Company obtains the fair value of its Level 2 financial instruments from a professional pricing service, which may use quoted market prices for identical or comparable instruments, or inputs other than quoted prices that are observable either directly or indirectly. The professional pricing service gathers quoted market prices and observable inputs for the Company’s financial instruments from a variety of industry data providers. The valuation techniques used to measure the fair value of Level 2 financial instruments were derived from nonbinding market consensus prices that are corroborated by observable market data, quoted market prices for similar instruments, or pricing models such as discounted cash flow techniques. There were no changes in the valuation techniques during any of the periods presented. To validate the reasonableness of fair values obtained from a professional pricing service, the Company performs several controls including periodic meetings with the pricing service and the Company’s custodians, obtaining the internal control reports of the pricing service and investigating any significant realized or unrealized gains or losses on its short-term investments. The Company believes that these controls coupled with the Company’s investment policy and the nature of its short-term investments sufficiently mitigate the Company’s valuation risk.

There were no transfers between Level 1 and Level 2 assets during any of the periods presented.

(4)	Property, Equipment and Software, Net

The following is a summary of property, equipment and software at cost, less accumulated depreciation and amortization (in thousands):

	March 31,	December 31,
	2013	2012
	(unaudited)
Office furniture and equipment	$3,651	$3,517
Software	3,178	2,932
Leasehold improvements	370	365

	7,199	6,814
Less: accumulated depreciation	(3,392)	(2,930)

	$3,807	$3,884

(5)	Accounts Payable and Accrued Expenses

The following is a summary of accounts payable and accrued expenses (in thousands):

	March 31,	December 31,
	2013	2012
	(unaudited)
Accounts payable	$1,866	$1,076
Accrued processing and disbursement costs	1,722	1,055
Other accrued expenses	4,354	5,019

	$7,942	$7,150

The Company is exposed to transaction losses due to fraud, as well as nonperformance of third parties and customers. The Company establishes reserves for such losses based on historical trends and any specific risks identified in processing customer transactions. Recoveries are reflected as a reduction in the reserve for transaction losses when the recovery occurs. This reserve is included in accounts payable and accrued expenses on the accompanying condensed consolidated balance sheets. The following table summarizes the Company’s reserve for transaction losses for the following period (in thousands):

	Balance at beginning of period	Additions to Expense	Losses Incurred	Balance at end of period
March 31, 2013 (unaudited)	$547	$2,380	$(2,418)	$509

(6)	Line of Credit

During the three months ended March 31, 2013, the Company borrowed $125.0 million and repaid $140.0 million under its line of credit. During the three months ended March 31, 2012, the Company borrowed $131.5 million and repaid $133.0 million under its line of credit. At March 31, 2013, the Company had $45.0 million available under its $80.0 million line of credit, reflecting $25.0 million outstanding under the line of credit and $10.0 million reserved under the standby letter of credit. The interest rate at March 31, 2013 and December 31, 2012 was 4.5%.

(7)	Stock-based Compensation

The fair value for options granted was estimated at the date of the grant using a Black-Scholes option-pricing model. There were no options granted during the three months ended March 31, 2013. The weighted-average grant date fair value of options granted during the three months ended March 31, 2012 was $2.95. The following table presents the weighted-average assumptions for options granted during the three months ended March 31, 2012:

Three Months Ended
March 31,
2012
(unaudited)
Expected term (in years)	6.4
Risk-free interest rate	1.45%
Dividend yield	None
Volatility rate	42%

The following table presents the effects of stock-based compensation on the Company’s condensed consolidated statement of operations during the periods presented (in thousands):

	Three Months Ended
	March 31,
	2013	2012
	(unaudited)
Stock-based compensation expense:
Marketing	$92	$51
Technology and development	226	148
Customer service and operations	77	42
General and administrative	383	183

	$778	$424

Stock option activity and related information during the period indicated was as follows (unaudited):

		Weighted-		Exercisable
		Average		Weighted-
	Options	Exercise	Options	Average
	Outstanding	Price	Exercisable	Exercise Price
Outstanding at December 31, 2012	6,730,520	$5.10	3,352,116	$2.20
Granted	—	—
Exercised	(218,484)	1.83
Forfeited	(28,227)	5.44

Outstanding at March 31, 2013	6,483,809	$5.21	3,543,365	$2.70

As of March 31, 2013, there were 6,424,796 options that had vested and are expected to vest with a weighted-average exercise price of $5.19 and a weighted-average contractual life of 6.9 years. As of December 31, 2012, there were 6,663,152 options that had vested and were expected to vest with a weighted-average exercise price of $5.08 and a weighted-average contractual life of 7.1 years.

The aggregate intrinsic value of options outstanding was $57.7 million and the aggregate intrinsic value of options exercisable was $40.5 million as of March 31, 2013.

The aggregate intrinsic value of options exercised was approximately $3.2 million and $18,000 for the three months ended March 31, 2013 and 2012, respectively. The total fair value of shares vested was approximately $1.1 million and $202,000 for the three months ended March 31, 2013 and 2012, respectively.

As of March 31, 2013, there was $9.3 million of total unrecognized compensation expense related to option grants, which is expected to be recognized over a weighted-average period of 3.24 years.

(8)	Warrants

As of December 31, 2012, the Company had outstanding warrants to purchase 35,778 shares of common stock at a weighted-average exercise price of $4.84 per share. The warrants contained a customary cashless exercise feature, which allowed the warrant holder to pay the exercise price of the warrant by forfeiting a portion of the exercised warrant shares with a value equal to the aggregate exercise price. As part of the IPO, the warrants were exchanged for 24,955 shares of the Company’s common stock in a cashless exercise. As of March 31, 2013, the Company had no outstanding warrants.

(9)	Net Loss Per Share

Basic net loss per share is computed by dividing the net loss by the weighted-average number of shares of common stock outstanding during the period. Diluted net loss per share is the same as basic net loss per share for all periods presented because the effects of potentially dilutive items were anti-dilutive given the Company’s net loss in each period presented.

The following table presents the calculation of basic and diluted net loss per share (in thousands, except per share data):

	Three Months Ended
	March 31,
	2013	2012
	(unaudited)
Numerator:
Net loss	$(79)	$(494)

Denominator:
Weighted-average common shares	19,041	5,030
Basic and diluted net loss per share	$0.00	$(0.10)

The following securities have been excluded from the calculation of diluted net loss per share of common stock for the periods presented because including them would have been anti-dilutive (in thousands):

	Three Months Ended
	March 31,
	2013	2012
	(unaudited)
Common shares from convertible preferred stock	—	21,444
Common shares from common stock warrants	—	11
Stock options outstanding	6,484	5,905

Total common stock equivalents	6,484	27,360

(10)	Legal Proceedings

In February 2011, the Company filed a lawsuit in federal court in the Northern District of California against Motorola Mobility, Inc. and other affiliated companies (together, “Motorola”) alleging trademark infringement and other related claims, stemming from Motorola’s use of the name “XOOM” in connection with its wireless tablet devices and related accessories. Following the filing of the complaint, the Company and Motorola engaged in confidential settlement discussions but did not reach an acceptable settlement. In October 2011, the Company formally served Motorola with the complaint. The litigation is ongoing.

The Company is not a party to any other material pending legal proceedings. The Company may, from time to time, be party to litigation and subject to claims incident to the ordinary course of business. As the Company’s growth continues, it may become party to an increasing number of litigation matters and claims. The outcome of litigation and claims cannot be predicted with certainty and the resolution of these matters could materially affect its future results of operations, cash flows or financial position.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis is intended to provide greater details of our results of operations and financial condition and should be read in conjunction with our condensed consolidated financial statements and the notes thereto included elsewhere in this document. Certain statements in this Quarterly Report constitute forward-looking statements and as such, involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. Such forward-looking statements include any expectation of earnings, revenues or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements related to our ability to forecast demand for our services; statements related to competition; factors that may affect our operating results and business; statements related to our security; statements related to enhancements of existing services and our growth; our anticipated cash needs and our estimates regarding our operating and capital requirements and our needs for additional financing; our disclosure controls and procedures; statements related to intellectual property; statements related to legal proceedings; statements related to recruiting and retaining employees; statements related to future capital expenditures; statements related to future economic conditions or performance; statements as to industry trends; statements related to our and our disbursement partners’ ability to comply with current and future regulations; statements related to our stock; and other matters that do not relate strictly to historical facts or statements of assumptions underlying any of the foregoing. These statements are often identified by the use of words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may” or “will,” and similar expressions or variations. Such forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to those discussed in the section titled “Risk Factors” included in Item 1A of Part II of this Quarterly Report on Form 10-Q, and the risks discussed in our other filings with the Securities and Exchange Commission.

We urge you to consider these factors carefully in evaluating the forward-looking statements contained in this Quarterly Report on Form 10-Q. These statements are based on the beliefs and assumptions of our management based on information currently available to management. The forward-looking statements included in this Quarterly Report are made only as of the date of this Quarterly Report. All subsequent written or oral forward-looking statements attributable to our company or persons acting on our behalf are expressly qualified in their entirety by these cautionary statements. We do not undertake, and specifically disclaim, any obligation to update any forward-looking statements to reflect the occurrence of events or circumstances after the date of such statements except as required by law.

Overview

We are a pioneer and leader in the digital consumer-to-consumer international money transfer industry. Our customers use Xoom to send money to family and friends in 30 countries. Since January 1, 2008, our customers have used Xoom to send $7.7 billion, including $1.1 billion for the three months ended March 31, 2013. We believe we are creating significant value for our customers by providing a convenient, fast and cost-effective solution for international money transfers.

Our solutions are built on our proprietary technology which, combined with our risk management capabilities and global disbursement partner network, constitute our operating platform. Our technology enables easy-to-use online and mobile sender interfaces, effective risk management and seamless integration with our disbursement partners’ systems.

We believe our business model is characterized by predictable and recurring revenue from our large and growing base of new and repeat customers. Revenue from our repeat customers continued to be over 90% of our total revenue for the three months ended March 31, 2013. In the three months ended March 31, 2013, we experienced significant growth as compared to the same period in 2012 as our customer base expanded. Revenue increased from $16.9 million for the three months ended March 31, 2012 to $24.3 million for the three months ended March 31, 2013.

We launched our mobile strategy in November 2011 and continue to make product enhancements. During the three months ended March 31, 2013, 28% of the total number of transactions was sent via mobile devices compared to 15% in the same period in the prior year. During the three months ended March 31, 2013, approximately $187 million of our gross sending volume was sent from mobile devices which represented a growth of over 200% compared to the same period in the prior year.

During the three months ended March 31, 2013, we launched two new initiatives to enhance our customer experience:

•	StatusTrak, a new tracking center that provides customers a variety of ways to track their transfers by text message, email updates and 24/7 support; and

•	Pay Only When Received, or POWR, an initiative that gives customers assurance that we will only withdraw their money when it is received by their recipients.

On February 21, 2013, we completed our initial public offering, or IPO, whereby 7,273,750 shares of our common stock were sold to the public (inclusive of 948,750 shares of common stock sold by us pursuant to the full exercise of an overallotment option granted to the underwriters and 1,104,107 shares of common stock sold by selling stockholders) at a price of $16.00 per share. The aggregate net proceeds received by us from the offering were $88.5 million, net of underwriting discounts and commissions and offering expenses payable by us. Immediately prior to the completion of the IPO, all shares of our outstanding convertible preferred stock automatically converted into 21,444,251 shares of common stock.

Key Metrics

In addition to the line items in our financial statements, we regularly review the following key metrics to evaluate our business, measure our performance, identify trends in our business, prepare financial projections, make strategic business decisions, and assess our marketing program efficacy, market share trends and working capital needs. We believe information on these metrics is useful for investors to understand the underlying trends in our business. The following table presents our key operating and financial metrics for the periods presented (unaudited):

	Three Months Ended
	March 31,
	2013	2012
Other Financial and Operational Data:
Gross Sending Volume	$1,055,847,000	$646,041,000
Transactions	2,039,000	1,354,000
Active Customers	841,819	576,446
New Customers	109,631	92,316
Cost Per Acquisition of a New Customer	$40	$40
Adjusted EBITDA (in thousands)	$1,574	$420

Gross Sending Volume. We define gross sending volume, or GSV, as the total principal amount of funds sent by our customers in a given period, which does not include our fees. A percentage of GSV does not ultimately get paid out to recipients due to customer cancellations, our risk management decisions and customer error. In the periods presented, this percentage has ranged from 2.75% to 3.50%. Our GSV increased 63% for the three months ended March 31, 2013 compared to the same period in the prior year. Some of our customers transact more depending on the value of the local currency relative to the U.S. dollar.

Transactions. This represents the total number of transactions sent by our customers in a given period. A small percentage of transactions do not ultimately get paid out to recipients due to customer cancellations, our risk management decisions and customer error. Our transactions increased 51% for the three months ended March 31, 2013 compared to the same period in the prior year.

Active Customers. We define active customers as the number of customers who have sent at least one transaction during a trailing twelve month period. A new customer with one transaction during a trailing twelve month period would also be included as an active customer in the same period. Our active customers increased 46% for the three months ended March 31, 2013 compared to the same period in the prior year.

New Customers. We define new customers as those customers who have sent their first transaction in a given period. Our new customer growth increased by 19% for the three months ended March 31, 2013 compared to the same period in the prior year.

Cost Per Acquisition of a New Customer. We calculate cost per acquisition of a new customer, or CPA, in a reporting period as direct marketing cost, a portion of which is reflected in our cost of revenue, divided by new customers added in a given period. Our direct marketing cost does not include certain indirect marketing costs that are included in our marketing expense line item in our consolidated statements of operations. Examples of our indirect marketing costs include personnel-related costs, including stock-based compensation, and creative production costs.

Adjusted EBITDA. Adjusted EBITDA is a non-GAAP financial measure that we calculate as net loss adjusted for provision for income taxes, interest expense, interest income, depreciation and amortization and stock-based compensation. We believe that adjusted EBITDA provides useful information to investors in understanding and evaluating our business in the same manner as our management and board of directors. Non-GAAP financial measures should be considered supplemental in nature and is not meant as a substitute for the related financial information prepared in accordance with GAAP. The following table presents a reconciliation of adjusted EBITDA for each of the periods presented:

	Three Months Ended
	March 31,
	2013	2012
	(in thousands)
	(unaudited)
Reconciliation of Adjusted EBITDA:
Net loss	$(79)	$(494)
Provision for income taxes	2	2
Interest expense	447	247
Interest income	(36)	(21)
Depreciation and amortization	462	262
Stock-based compensation	778	424

Adjusted EBITDA	$1,574	$420

Basis of Presentation

Revenue. We generate revenue from transaction fees charged to customers, and foreign exchange spreads on transactions where the payout currency is other than U.S. dollars. Our revenue is derived from each transaction and may vary based on the size of the transaction, the funding method used, the currency to ultimately be disbursed and the countries to which the funds are transferred. Revenue is recognized net of cancellations and refunds. Revenue growth will depend on our ability to retain active customers and attract new customers.

Cost of Revenue. Our cost of revenue includes fees to our disbursement partners for paying funds to the recipient, fees to our payment processors for funding our transactions, a provision for transaction losses and the promotional expenses to acquire new customers that are referees described below under “—Marketing Expense.” We expect our cost of revenue to increase on an absolute basis for the foreseeable future as we continue to grow our business.

Marketing Expense. Our marketing expense consists of business development costs, television, print, online and promotional advertising costs to acquire new customers, employee compensation and related costs to support the marketing process and allocated facilities and other supporting overhead costs. During 2011, we introduced a Refer-A-Friend incentive program where the referrer receives either a cash-type or non-cash award and the referee receives a non-cash award. Cash-type awards are considered to be cash-type because the referrer could use them as cash. The amount related to the referee is classified as cost of revenue for non-cash awards. Awards provided to the referrer are recorded in marketing expense as these payments are a reward for bringing a new customer to Xoom. We anticipate our marketing expense will vary from period to period due to the timing of when such programs occur.

Technology and Development Expense. Our technology and development expense consists of employee compensation and related costs for our engineers and developers, professional services and consulting, costs related to the development of new technologies, costs associated with the enhancements of existing technologies, amortization of capitalized internally-developed software and allocated facilities and other supporting overhead costs. Internally-developed software costs are a combination of internal compensation costs of engineering time and costs of outside consultants and primarily relate to the development of specific enhancements such as the development of our mobile application. We intend to continue to invest in technology and development efforts to further improve our customer experience and to continue expanding our operating platform. As a result, we expect technology and development expense to increase on an absolute basis for the foreseeable future.

Customer Service and Operations Expense. Our customer service and operations expense consists of outsourced customer call centers, employee compensation for our employees who support customer service calls, costs incurred for fraud detection, compliance operations, maintenance costs related to our outsourced customer call centers and allocated facilities and other supporting overhead costs. We expect customer service and operations expense to increase on an absolute basis for the foreseeable future to support the anticipated growth of our business.

General and Administrative Expense. Our general and administrative expense consists of employee compensation and related costs for our executives, finance, legal, compliance policy, human resources and other administrative employees, outside consulting, legal and accounting services and facilities and other supporting overhead costs not allocated to other departments. We expect to incur additional expenses associated with being a public company, including increased legal and accounting costs, compliance costs in connection with the Sarbanes-Oxley Act and investor relations costs.

Interest Expense. Interest expense represents interest incurred in connection with outstanding borrowings under our line of credit.

Interest Income. Interest income represents interest earned on our cash and cash equivalents and short-term investments.

Other Income (Expense). Other income (expense) consists of gains or losses on foreign currency balances held at month end.

Provision for Income Taxes. Provision for income taxes consists of federal and state income taxes in the United States. We have not been required to pay U.S. federal income taxes to date because of our current and accumulated net operating losses which totaled $56.6 million as of December 31, 2012. Since inception, we have only been required to pay minimal state income taxes. In the event we expand our operations outside the United States, we will become subject to foreign taxes and our effective tax rate could change accordingly.

Critical Accounting Policies and Estimates

Our consolidated financial statements are prepared in accordance with GAAP. The preparation of these condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, expenses and related disclosures. We evaluate our estimates and assumptions on an ongoing basis. Our estimates are based on historical experience and various other assumptions that we believe to be reasonable under the circumstances. Our actual results could differ from these estimates.

We believe that the assumptions and estimates associated with our reserve for transactions losses, income taxes and stock-based compensation have the greatest potential impact on our condensed consolidated financial statements. Therefore, we consider these to be our critical accounting policies and estimates.

There have been no material changes to our critical accounting policies and estimates as compared to the critical accounting policies and estimates described in our Prospectus filed with the SEC on February 15, 2013 pursuant to Rule 424(b) under the Securities Act of 1933.

Results of Operations

The following tables set forth our results of operations in dollars and as a percentage of revenue for the periods presented. The period-to-period comparison of financial results is not necessarily indicative of future results.

	Three Months Ended
	March 31,
	2013	2012
	(in thousands)
	(unaudited)
Consolidated Statements of Operations Data:
Revenue	$24,315	$16,945
Cost of revenue	7,519	5,461

Gross profit	16,796	11,484

Marketing	5,692	4,288
Technology and development	4,834	3,623
Customer service and operations	3,017	2,197
General and administrative	2,923	1,678

Total operating expense	16,466	11,786

Income (loss) from operations	330	(302)

Other income (expense):
Interest expense	(447)	(247)
Interest income	36	21
Other income	4	36

Loss before provision for income taxes	(77)	(492)
Provision for income taxes	2	2

Net loss	$(79)	$(494)

Three Months Ended March 31, 2013 and 2012

Revenue

	Three Months Ended
	March 31,
	2013	2012	% Change
	(in thousands)
	(unaudited)
Revenue	$24,315	$16,945	43%

In the three months ended March 31, 2013, revenue increased $7.4 million, or 43%, compared to the three months ended March 31, 2012. The increase was primarily due to a 46% increase in active customers, which includes 109,631 new customers added during the three months ended March 31, 2013.

Cost of Revenue

	Three Months Ended
	March 31,
	2013	2012	% Change
	(dollars in thousands)
	(unaudited)
Cost of revenue	$7,519	$5,461	38%
Percentage of revenue	31%	32%

In the three months ended March 31, 2013, cost of revenue increased $2.1 million, or 38%, compared to the three months ended March 31, 2012. The increase in cost of revenue was driven by a $1.4 million increase to $4.8 million in processing and disbursement costs to support the 51% increase in transactions and a $0.8 million increase in the provision for transaction losses due to the increase in our GSV. The decrease in cost of revenue as a percentage of revenue and corresponding increase in gross profit for the three months ended March 31, 2013 was primarily a result of a reduction in processing costs per transaction, due to more active customers funding their money transfers via bank account, which is less costly to us than if they fund via credit or debit card.

Marketing Expense

	Three Months Ended
	March 31,
	2013	2012	% Change
	(dollars in thousands)
	(unaudited)
Marketing	$5,692	$4,288	33%
Percentage of revenue	23%	25%

In the three months ended March 31, 2013, marketing expense increased $1.4 million, or 33%, compared to the three months ended March 31, 2012. The increase was primarily due to an expansion of our marketing programs to drive increased customer acquisition, including increasing television, online and incentive promotions by $1.1 million to $4.6 million during the three months ended March 31, 2013. The remaining increase was due to personnel-related costs (including stock-based compensation).

Technology and Development Expense

	Three Months Ended
	March 31,
	2013	2012	% Change
	(dollars in thousands)
	(unaudited)
Technology and development	$4,834	$3,623	33%
Percentage of revenue	20%	21%

In the three months ended March 31, 2013, technology and development expense increased $1.2 million, or 33%, compared to the three months ended March 31, 2012. The increase was primarily the result of an increase in personnel-related costs of $0.9 million to $3.7 million (including stock-based compensation) due to an increase in headcount from 59 to 83 employees to expand and improve our service. The remaining increase was due to an increase in allocated overhead costs.

Customer Service and Operations Expense

	Three Months Ended
	March 31,
	2013	2012	% Change
	(dollars in thousands)
	(unaudited)
Customer service and operations	$3,017	$2,197	37%
Percentage of revenue	12%	13%

In the three months ended March 31, 2013, customer service and operations expense increased $0.8 million, or 37%, compared to the three months ended March 31, 2012. The increase was primarily due to an increase in the volume of transactions we processed, resulting in an increase in costs of $0.6 million to $1.7 million associated with our outsourced customer call centers.

General and Administrative Expense

	Three Months Ended
	March 31,
	2013	2012	% Change
	(dollars in thousands)
	(unaudited)
General and administrative	$2,923	$1,678	74%
Percentage of revenue	12%	10%

In the three months ended March 31, 2013, general and administrative expense increased $1.2 million, or 74%, compared to the three months ended March 31, 2012. The increase was primarily the result of an increase in personnel-related costs of $0.7 million to $1.7 million (including stock-based compensation) due to an increase in headcount from 21 to 34 employees to support our overall growth, and an increase in consulting and professional services of $0.4 million.

Interest Expense

In the three months ended March 31, 2013, interest expense increased $0.2 million as a result of the increase in average outstanding debt balances on our line of credit compared to the three months ended March 31, 2012.

Liquidity and Capital Resources

Since inception, we have financed our operations and capital expenditures through the sale of preferred and common stock and borrowings and, to a lesser extent, from exercise of stock options to purchase common stock. Our principal uses of cash are funding our operations and capital expenditures.

As of March 31, 2013, we had cash, cash equivalents, disbursement prefunding and short-term investments of $149.5 million, which consisted of cash, money market funds, U.S. government securities, commercial paper, certificates of deposit, corporate bonds and prefunded balances with some of our disbursement partners. All of our cash equivalents and short-term investments are held at U.S. financial institutions.

If a period ends on a weekend or holiday, our cash, cash equivalents and disbursement prefunding is generally higher than if the period ends on a business day, because we will then prefund our disbursement partners for the entire weekend or through the holiday instead of for one business day as discussed below under “—Cash Flows.”

We believe that our existing cash and cash equivalents and availability under our line of credit will be sufficient to meet our working capital needs and planned capital expenditures for at least the next 12 months.

Our Indebtedness

In October 2009, we entered into a line of credit agreement, or the Loan Agreement, with Silicon Valley Bank, or SVB, which was most recently amended in September 2012 to add a second lender and increase the available borrowing amount. The Loan Agreement allows for borrowings up to $80.0 million, bearing interest at the greater of prime plus 1.25% or 4.50%. The line of credit is scheduled to mature on September 19, 2014, at which time all outstanding borrowings would be due and payable. As part of the line of credit, we have a $10.0 million standby letter of credit which reduces the $80.0 million that we are allowed to borrow. At March 31, 2013, we had $45.0 million available under our line of credit, reflecting $25.0 million outstanding under the line of credit and $10.0 million reserved under the standby letter of credit. We were in compliance with all of our debt covenants as of March 31, 2013.

Cash Flows

We typically prefund our disbursement partners on each business day which allows the funds to be made available to our disbursement partners seconds or minutes after a customer’s transaction is processed. Our prefunding estimates are based on historical experiences with our customers and disbursement partners which vary depending on factors such as seasonality, the timing of bank holidays, weekends and paydays. These estimates incorporate assumptions surrounding the timing in which the customer funds receivables are settled and the customer liabilities are paid out. We often utilize our line of credit to satisfy short-term capital requirements over weekends or during bank holiday periods. We typically pay down the outstanding amount on the line of credit the first business day after the weekend or bank holiday period. Given these factors, we believe it is useful to review our cash flow in the aggregate to better understand the short-term flow of funds which can vary greatly depending on the timing of a weekend or bank holiday.

The following table summarizes our cash flows for the periods presented (in thousands):

	Three Months Ended
	March 31,
	2013	2012
	(unaudited)
Net cash used in operating activities	$(6,960)	$(6,456)
Net cash used in investing activities	(27,989)	(9,213)
Net cash provided by (used in) financing activities	73,927	(1,480)

Operating Activities

Our use of cash for the three months ended March 31, 2013 was attributable to changes in our working capital of $8.3 million, partially offset by $1.4 million in adjustments for non-cash items. Adjustments for non-cash items primarily consisted of stock-based compensation, depreciation and amortization expense and accretion of discounts and premiums on short-term investments. The use of cash resulting from changes in our working capital primarily consisted of an increase in customer funds receivable of $28.6 million relating to the timing of transactions in process, partially offset by an increase in customer liabilities of $16.6 million related to money that had not yet been disbursed. The significant increase in customer funds receivable and customer liabilities was due to the quarter ending on the Easter weekend. The Easter weekend was preceded by bank holidays in certain countries, and followed by a bank holiday in certain other countries. The effect of customer activity over the weekend and the numerous bank holidays resulted in larger customer funds receivable and customer liabilities than was the case at December 31, 2012, which was a Monday.

Our use of cash for the three months ended March 31, 2012 was attributable to changes in our working capital of $6.8 million and our net loss of $0.5 million, partially offset by $0.8 million in adjustments for non-cash items. Adjustments for non-cash items primarily consisted of stock-based compensation, depreciation and amortization expense and accretion of discounts and premiums on short-term investments. The use of cash resulting from changes in our working capital primarily consisted of an increase in customer funds receivable of $7.2 million relating to the timing of transactions in process, partially offset by an increase in customer liabilities of $2.2 million related to money that had not yet been disbursed.

Investing Activities

Our primary investing activities have consisted of purchases, sales and maturities of short-term investments, purchases of property, equipment and software and changes in our restricted cash. Purchases of property and equipment may vary from period to period due to the timing of the expansion of our operations and website and internal-use software development. We expect to continue to invest in property and equipment and development of software during 2013 and thereafter.

We used $26.6 million and $6.2 million in three months ended March 31, 2013 and 2012, respectively, in net purchases of short-term investments.

We used $0.4 million and $1.1 million for purchases of property, equipment and development of software in the three months ended March 31, 2013 and 2012, respectively.

In addition, we had an increase in our restricted cash of $1.0 million during the three months ended March 31, 2013, due to higher collateral requirements under our subsidiary’s license to disburse funds in India as a result of increased sending volume to India. During the three months ended March 31, 2012, a new payment processor required us to purchase an additional $2.0 million of restricted certificates of deposit.

Financing Activities

Our financing activities have primarily consisted of net proceeds from the issuance of preferred and common stock, exercise of preferred stock warrants and common stock options and repayments and borrowings under our line of credit.

Cash provided by financing activities was $73.9 million in the three months ended March 31, 2013 primarily due to the $88.5 million net proceeds from our IPO of common stock, partially offset by net repayments of $15.0 million under our line of credit.

Cash used in financing activities was $1.5 million in the three months ended March 31, 2012 consisting primarily of net borrowings of $1.5 million under our line of credit.

Off-Balance Sheet Arrangements

As described in “—Our Indebtedness” above, SVB issued a standby letter of credit which satisfies the additional collateral requirement to maintain our subsidiary’s license to operate in India. As of March 31, 2013 and December 31, 2012, we had $10.0 million reserved under our standby letter of credit.

Contractual Obligations and Commitments

The following table describes our contractual obligations as of March 31, 2013 (in thousands):

	Payments Due by Period
	Total	Less than 1 year	1 -3 years	4 -5 years
	(unaudited)
Line of credit	$25,000	$—	$25,000	$—
Operating lease obligations	$4,633	$1,239	$2,621	$773

The contractual obligations in the table above are associated with agreements that are enforceable and legally binding. Obligations under contracts that we can cancel without a significant penalty are not included in the table above. We have no material long-term purchase obligations outstanding with any vendors or third parties.

For a description of our line of credit, see “—Our Indebtedness.”

We lease our office facilities for our corporate headquarters in San Francisco, California under operating leases which expire in 2016. The terms of the lease agreements provide for rental payments on a graduated basis. We recognize rent expense on a straight-line basis over the lease period. We do not have any material capital lease obligations and all of our property, equipment and software have been purchased with cash.

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Fluctuation Risk

Our cash and cash equivalents and short-term investments consist of cash, money market funds, U.S. government securities, commercial paper, certificates of deposit and corporate bonds.

The primary objective of our investment activities is to preserve principal while maximizing income without significantly increasing risk. Because our cash and cash equivalents have a relatively short maturity, our portfolio’s fair value is relatively insensitive to interest rate changes. We determined that the nominal difference in basis points from potentially investing our cash and cash equivalents in longer-term investments did not warrant a change in our investment strategy. In future periods, we will continue to evaluate our investment policy in order to ensure that we continue to meet our overall objectives.

Any borrowings under our line of credit with SVB are at a variable rate and, as a result, increases in market interest rates would generally result in increased interest expense on our outstanding borrowings.

Foreign Exchange Risk

We are exposed to foreign exchange risk as we offer our services in 30 countries and disburse our transactions in multiple foreign currencies. However, we believe that this risk is somewhat limited because these transactions are usually disbursed in less than three business days. As of March 31, 2013 and December 31, 2012, we had not entered into any foreign exchange hedging contracts.

Inflation Risk

We do not believe that inflation has had a material effect on our business, financial condition or results of operations. If our costs were to become subject to significant inflationary pressures, we may not be able to fully offset such higher costs through fee increases.

ITEM 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our principal executive officer and principal financial officer have concluded that as of such date, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitations of Internal Controls

Our management, including our CEO and CFO, does not expect that our disclosure controls and procedures or our internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

PART II – OTHER INFORMATION

ITEM 1. Legal Proceedings

In February 2011, we filed a lawsuit in federal court in the Northern District of California against Motorola Mobility, Inc. and other affiliated companies, or Motorola, alleging trademark infringement and other related claims, stemming from Motorola’s use of the name “XOOM” in connection with its wireless tablet devices and related accessories. Following the filing of the complaint, we and Motorola engaged in confidential settlement discussions but did not reach an acceptable settlement. In October 2011, we formally served Motorola with the complaint. The litigation is ongoing.

We are not a party to any other material pending legal proceedings. We may, from time to time, be party to litigation and subject to claims incident to the ordinary course of our business. As our growth continues, we may become party to an increasing number of litigation matters and claims. The outcome of litigation and claims cannot be predicted with certainty and the resolution of these matters could materially affect our future results of operations, cash flows or financial position.

ITEM 1A. Risk Factors

A description of the risks and uncertainties associated with our business is set forth below. You should carefully consider such risks and uncertainties, together with the other information contained in this report, and in our other public filings. If any of such risks and uncertainties actually occurs, our business, financial condition or operating results could differ materially from the plans, projections and other forward-looking statements included in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this report and in our other public filings. In addition, if any of the following risks and uncertainties, or if any other risks and uncertainties, actually occurs, our business, financial condition or operating results could be harmed substantially, which could cause the market price of our stock to decline, perhaps significantly.

Risks Related to Our Business

We have incurred significant operating losses in the past, and we may not be able to sustain our recent revenue growth and generate sufficient revenue to achieve or maintain profitability.

Since our inception, we have incurred significant operating losses and, as of December 31, 2012, we had an accumulated deficit of $63.4 million. Although our revenue has grown rapidly, increasing from $14.1 million in 2008 to $80.0 million in 2012, we expect that our revenue growth rate will decline in the future as a result of a variety of factors, including the maturation of our business, increased competition and the gradual decline in the year-over-year percentage growth of new customers. You should not rely on the revenue growth of any prior quarterly or annual period as an indication of our future performance. We also expect our costs to increase in future periods as we continue to expend substantial financial resources on, among other things:

•	business development and marketing;

•	technology infrastructure;

•	service and feature development and enhancement;

•	international expansion efforts; and

•	general administration, including legal and accounting expenses related to being a public company.

These investments may not result in increased revenue or growth in our business. If we are unable to maintain adequate revenue growth and to manage our expenses, we may continue to incur significant losses in the future and may not be able to achieve or maintain profitability.

We have a limited operating history in an evolving industry, which makes it difficult to evaluate our future prospects and may increase the risk that we will not be successful.

We have a limited operating history in an evolving market that may not grow as expected. This limited operating history makes it difficult to effectively assess our future prospects. You should consider our business and prospects in light of the risks and difficulties we encounter in this evolving market. These risks and difficulties include our ability to, among other things:

•	retain an active customer base and attract new customers;

•	avoid interruptions or disruptions in our service or slower-than-expected website load times;

•	improve the quality of the customer experience on our website and through mobile devices;

•	earn and preserve our customers’ trust with respect to the security of their online money transfers and personal financial information;

•	process, store and use personal customer data in compliance with governmental regulation and other legal obligations related to privacy;

•	comply with extensive existing and new laws and regulations;

•	effectively maintain a scalable, high-performance technology infrastructure that can efficiently and reliably handle increased online money transfers globally;

•	successfully deploy new or enhanced features and services;

•	compete with other companies that are currently in, or may in the future enter, the online money transfer business;

•	hire, integrate and retain world-class talent; and

•	expand our business into new sending and receiving countries.

If the market for online money transfer does not develop as we expect, or if we fail to address the needs of this market, our business will be harmed. We may not be able to successfully address these risks and challenges, including those described elsewhere in these risk factors. Failure to adequately address these risks and challenges could harm our business and results of operations.

If we fail to attract new customers or retain our existing customers, our business and revenue will be harmed.

We must continually attract new customers and retain existing customers in order to grow our business. Our ability to do so depends in large part on the success of our marketing efforts, our ability to enhance our services and our overall customer experience, to keep pace with changes in technology and our competitors and to expand our marketing partnerships and disbursement network. We spent $21.5 million on marketing and $16.0 million on technology and development in 2012, and we expect to continue to spend significant amounts to acquire new customers and to keep existing customers loyal to our service. We cannot assure you that the revenue from customers we acquire will ultimately exceed the marketing and technology and development costs associated with acquiring these customers. We may not be able to acquire new customers in sufficient numbers to continue to grow our business due to macroeconomic factors including exchange rate fluctuations, increased competition, new regulations or other factors, or we may be required to incur significantly higher marketing expenses in order to acquire new customers. If the level of usage by our existing customers declines or does not continue as expected, we may suffer a decline in customer growth or revenue. A decrease in the level of usage or customer growth would harm our business and revenue.

Inaccurate forecasts of our new customer growth could result in our expenses exceeding our revenue and ultimately harm our business.

Our new customer growth forecast is a key driver in our business plan which affects our ability to accurately forecast revenue. If we overestimate new customer growth, our revenue will not grow as we forecast, our costs and expenses may continue to exceed our revenue and our profitability will be harmed. In addition, we plan our operating expenses, including marketing expenses, and our hiring needs in part on our forecasts of new customer growth and future revenue. If new customer growth or revenue for a particular period is lower than expected, we may not be able to proportionately reduce our operating expenses for that period, which would harm our results of operations for that period.

If the revenue generated by new customers differs significantly from our expectations, or if our customer acquisition costs or costs associated with servicing our customers increase, we may not be able to recover our customer acquisition costs or generate profits from this investment.

We spent $21.5 million on marketing to acquire new customers in 2012 and expect to continue to spend significant amounts to acquire additional customers, primarily through television advertising, online advertising and marketing promotions. Our decisions regarding investments in customer acquisition are based upon our analysis of the revenue we have historically generated per customer over the expected lifetime value of the customer. Our analysis of the revenue that we expect a new customer to generate over his or her lifetime depends upon several estimates and assumptions, including whether a customer will send a second transaction, whether a customer will send multiple transactions in a month, the amount of money that a customer sends in a transaction and the predictability of a customer’s sending pattern. Our experience in markets in which we presently have low penetration rates may differ from our more established markets.

If our estimates and assumptions regarding the revenue we can generate from new customers prove incorrect, or if the revenue generated from new customers differs significantly from that of prior customers, we may be unable to recover our customer acquisition costs or generate profits from our investment in acquiring new customers. Moreover, if our customer acquisition costs or our operating costs increase, as they historically have, the return on our investment may be lower than we anticipate irrespective of the revenue generated from new customers. If we cannot generate profits from this investment, we may need to alter our growth strategy, and our growth rate and results of operations may be harmed.

Our quarterly operating results fluctuate and may not predict our future performance accurately. Variability in our future performance could cause our stock price to fluctuate or decline.

Although we have grown quickly in recent years, our quarterly operating results will fluctuate in the future as a result of a variety of factors, many of which are beyond our control. These factors include:

•	changes in our costs, including transaction fees charged by our payment processors and disbursement partners;

•	changes in our pricing policies or those of our competitors;

•	relative rates of acquisition of new customers;

•	the online money transfer sending behavior of our customers, including seasonal patterns;

•	the introduction of new or enhanced services and related features by us or our competitors and any delays in the introduction of such services or market acceptance of these features and services;

•	the number of customer transaction refunds in a given period;

•	the number of fraudulent transactions in a given period;

•	the success rate of recovering failed or insufficient transaction funding;

•	bank holidays in foreign markets;

•	exchange rate fluctuations;

•	draw downs on our line of credit; and

•	other changes in our operating expenses, personnel and general economic conditions.

As a result, period-to-period comparisons of our operating results may not be meaningful, and you should not rely on them as an indication of our future performance.

Our cash balances are significantly affected by the day of the week on which a quarter ends. As a result, you should not rely on quarter-to-quarter comparisons of our cash balances.

Our cash balances may be affected by the day of the week on which each quarter ends which may affect our quarterly operating results. There is a delay between when we release funds for disbursement and when we receive customer funds from our payment processors. For example, if a quarter closes on a Saturday, our analysis of cash flow statements will show a decreased cash balance because we will have wired out funds on Friday which will be available for disbursement on Saturday, Sunday and Monday but we will not receive customer funds from our payment processors until Monday. In addition, due to time zone differences, an additional day’s worth of funding is required for disbursements to certain markets. As a result, period-to-period comparisons of our statements of cash flows may not be meaningful, and you should not rely on them as an indication of our liquidity or capital resources.

Failure to maintain sufficient capital could harm our business, financial condition and results of operations.

We have significant working capital requirements driven by:

•	the delay between when we release funds for disbursement and when we receive customer funds from our payment processors, exacerbated by time zone differences, bank holidays and weekends;

•	regulatory requirements;

•	collateral requirements imposed on our subsidiary by our Indian regulator; and

•	collateral requirements imposed on us by our payment processors.

This requires us to have access to significant amounts of capital, particularly at high volume sending times. Our need to access capital will increase as our number of customers and transactions processed increases. If we do not have sufficient capital, we may not be able to pursue our growth strategy, fund key strategic initiatives, such as feature development, or continue to transfer money to recipients before we receive the funds from our customers, which we refer to as instant ACH transactions. In addition, we may not be able to meet new capital requirements introduced or required by our regulators and payment processors. Increases in our transactions processed, even if short term in nature, can cause increases in our capital requirements. We currently have a line of credit but there can be no assurance that the line of credit will be sufficient or that we will have access to additional capital. Failure to meet capital requirements or to have access to sufficient capital could harm our business, financial condition and results of operations.

We may not be able to secure additional financing in a timely manner, or at all, to meet our future capital needs, which could impair our ability to execute on our business plan.

We believe that our existing cash, cash equivalents and short-term investments, available borrowing under our existing line of credit, expected cash flow from operations and net proceeds from our IPO, will be sufficient to meet our operating and capital requirements for at least the next 12 months. However, we may require additional capital to respond to business opportunities (including increasing the number of customers acquired), challenges, acquisitions or unforeseen circumstances and may determine to engage in equity or debt financings for other reasons. Any debt financing secured by us in the future could involve restrictive covenants relating to our capital raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions. We may not be able to secure additional debt or equity financing in a timely manner, or at all, which could require us to scale back our business plan and operations.

We have substantial debt obligations that could restrict our operations.

As of December 31, 2012, we had $40.0 million in indebtedness outstanding, as well as $30.0 million available borrowing capacity under our line of credit and $10.0 million reserved under our standby letter of credit, and we may incur additional indebtedness in the future.

Our indebtedness could have adverse consequences on our business, including:

•	limiting our ability to compete and our flexibility in planning for, or reacting to, changes in our business and the industry;

•

limiting our ability to borrow additional funds because our line of credit agreement contains financial and restrictive covenants that could significantly impact our ability to operate our business, and any failure to comply with them may result in an event of default, which could harm our business;

•	requiring us to dedicate a substantial portion of our cash flows from operations to repay our debt, thereby reducing funds available for working capital and other purposes;

•	increasing our vulnerability to changing economic, regulatory and industry conditions; and

•	limiting our ability to pay dividends to our stockholders.

Actions by regulators could interfere with our business or require us to limit or cease money transfers, which could harm our business and results of operations.

Money transfers are regulated by state, federal and foreign governments. We, along with our payment processors and disbursement partners, are subject to an extensive set of legal and regulatory requirements, including licensing requirements in many U.S. states and in India. If federal, state or foreign regulators were to take actions that interfered with our ability to transfer money reliably, attempt to seize money transfer funds, or limit or prohibit us, our payment processors or our disbursement partners from transferring money in certain countries, this could harm our business. For example, we have in the past ceased to do business in South Korea as a result of regulatory scrutiny of our disbursement partner’s business in South Korea. If we are prevented from transferring money from particular states or jurisdictions that are significant to our business, it could harm our business and results of operations. For more information, see “—Regulatory Risks Faced by Our Business.”

We generate a substantial portion of our revenue from money transfers to India and the Philippines, and the failure to continue to generate such revenue due to economic, political or regulatory factors beyond our control could harm our business, financial position and results of operations.

Approximately 60% of our total revenue in 2012 was derived from money transfers to India and the Philippines. As a result, any limitations (regulatory or otherwise) on our ability to send money to these jurisdictions, or any economic or political instability, civil unrest, natural disasters or other similar circumstances localized in these countries could have a disproportionately harmful impact on our business, financial position and results of operations.

Our revenue could be harmed by fluctuations in foreign exchange rates and other risks related to foreign exchange.

We have seen increased money transfer volume if the U.S. dollar strengthens against certain currencies. Conversely, we have seen decreased money transfer volume if the U.S. dollar weakens against certain currencies. In particular, we experience abrupt changes in money transfer volume to India when the U.S. dollar strengthens or weakens against the Indian rupee. As foreign exchange rates vary, revenue and other results of operations may differ materially from expectations.

We generate a substantial portion of our revenue from foreign exchange spreads on transactions where the payout currency is other than U.S. dollars. We typically purchase foreign currency each business day on an as-needed basis and evaluate and reset our foreign exchange spread as necessary. Our revenue may be reduced if we incorrectly set our foreign exchange spread. Our revenue also could be reduced in certain instances when customers initiate transactions in a foreign currency that we have not yet purchased. In such instances, if the foreign exchange rate changes materially between the time that a customer initiates a transaction and the time that we purchase the foreign currency, then our revenue could be reduced. Our revenue also could be reduced if the foreign exchange rate changes between when we purchase our foreign currency and when we sell the foreign currency. In that case, we may reduce our spread to remain competitive or keep our spread the same but lose transaction volume because our exchange rates are viewed as uncompetitive. In addition, foreign exchange rates could become regulated by either U.S. or foreign governments and such governments could implement new laws or regulations that limit our right to set foreign exchange spreads. We may not be able to comply with such regulations and such regulations could harm our business. We do not currently hedge our foreign currency exposure but may in the future.

Our business is subject to seasonal fluctuations which could result in volatility or have an adverse effect on the market price of our common stock.

Our business is subject to some degree of seasonality. Historically, we have experienced increased money transfer volume during holiday periods such as Mother’s Day and Christmas and decreased money transfer volume during the first and third quarters. As the growth of our business stabilizes, these seasonal fluctuations may become more evident as our current growth may mask seasonality to some degree. Seasonality may cause our working capital cash flow requirements to vary from quarter to quarter depending on the variability in the volume and timing of money transfers. These factors, among other things, make forecasting our future business results and needs more difficult and may adversely affect our ability to manage working capital and to predict financial results accurately, which could adversely affect the market price of our common stock.

We face intense competition and, if we are unable to continue to compete effectively, our business, financial condition and results of operations would be harmed.

The markets in which we compete are highly competitive and are highly fragmented. Our largest competitors are The Western Union Company and MoneyGram Payment Systems, Inc. We also compete against smaller, country-specific competitors, banks and informal person-to-person money transfer service providers that evade regulation. For example, in money transfers sent from the United States to India, we compete with ICICI Bank. In the future, new competitors or alliances among established companies may emerge. Some of these competitors have longer operating histories, significantly greater financial, technical, marketing, customer service and other resources, greater name recognition, exclusive agreements or a larger base of customers in affiliated businesses than us. Our competitors may respond to new or emerging technologies and changes in customer requirements faster and more effectively than us. Our competitors may devote greater resources to the development, promotion and sale of money transfer services, offer lower prices or better exchange rates and may negotiate exclusive deals which would reduce our opportunities. For example, our competitors have offered coupons for free money transfers and, in India, have established no fee services. Competing services tied to established banks and other financial institutions may offer greater liquidity or superior foreign exchange rates and engender greater consumer confidence in the safety and efficacy of their services than us. We expect competition to continue to intensify. This competition could result in increased pricing pressure, reduced profit margins, increased sales and marketing expenses, our failure to increase market share, or our loss of market share, any of which could harm our business, results of operations and financial condition. There can be no assurance that growth in the online money transfer market will continue and that competitors would not decrease our market share. If we are unable to compete effectively and continue to grow our business, our business, financial condition and results of operations could be harmed.

New or existing technologies could gain wide adoption and supplant our services and features and harm our revenue and financial results.

The introduction of services embodying new technologies could render our existing services and features obsolete or less attractive to customers. Other similar technologies exist or could be developed in the future, and our business could be harmed if such technologies are widely adopted. We may not be able to successfully anticipate or adapt to changing technology or customer requirements on a timely basis, or at all. If we fail to keep up with technological changes or to convince our customers and potential customers of the value of our services even in light of new technologies, our business, results of operations and financial condition could be harmed.

Sustained financial market illiquidity, or illiquidity at our financial institutions, could harm our business, financial condition and results of operations.

We face risks in the event of a sustained deterioration of financial market liquidity, as well as in the event of sustained deterioration in the liquidity or failure of financial institutions where we deposit money, including financial institutions that hold prefunding accounts for our disbursement partners. In particular:

•

We may be unable to access funds in our investment portfolio, deposit accounts and clearing accounts on a timely basis to pay money transfers and receive settlement funds. Any resulting need to access other sources of liquidity or short-term borrowing would increase our costs. Any delay or inability to pay money transfers could harm our business, financial condition and results of operations;

•

Our payment processors, the commercial banks that hold our funds, our disbursement partners and the financial institutions that hold prefunding accounts for our disbursement partners or our disbursement collateral could fail or experience sustained deterioration in liquidity. This could lead to our inability to move funds on a global and timely basis as required to pay money transfers and receive settlement funds, loss of prefunded balances or a breach in our regulatory capital requirements if we are unable to recover our funds;

•

Our line of credit is one source of funding for our liquidity needs. If our lender was unable or unwilling to fulfill its lending commitment to us, our short-term liquidity and ability to operate our business could be harmed;

•

We may be unable to borrow from financial institutions or engage in equity or debt financings on favorable terms, or at all, which could harm our ability to operate our business and pursue our growth strategy; and

•

We maintain cash at commercial banks in the United States in amounts in excess of the Federal Deposit Insurance Corporation, or the FDIC, limit of $250,000. In the event of a failure at a commercial bank where we maintain our deposits, we may incur a loss to the extent such loss exceeds the insurance limitation.

If financial liquidity deteriorates, our business, financial condition and our ability to access capital may be harmed and we could become insolvent.

We face payment and fraud risks that could harm our business, financial condition and results of operations.

Individual customer transactions, making up, in aggregate, more than 90% of the volume of amounts sent through Xoom, which we refer to as gross sending volume, is released for disbursement prior to our receiving funds from our customers, which exposes us to repayment risk. If customers have insufficient funds in their bank accounts or have closed their bank accounts and we are unable to collect the funds from customers, our revenue will decline and our business may be harmed. We also offer our customers the ability to transfer money utilizing their credit or debit card. Because these are card-not-present transactions, they involve a greater risk of fraud. If we are unable to effectively manage our payment and fraud risks, our business may be harmed.

To minimize payment and fraud risk, several requirements must be satisfied in order for a prospective customer to use our services. A prospective customer must provide us with the following information: name, address, e-mail address, phone number, date of birth, U.S.-based payment source, name of recipient, recipient disbursement information and recipient address. The U.S.-based payment source may be a bank account, credit card or debit card, but we do not require that it be from any particular bank or banks. All of the transaction data is then evaluated by our proprietary risk management system, which assesses the transaction for regulatory compliance, anti-money laundering, acceptable use, anti-fraud and funding risk. If the transaction is deemed to be high risk by our risk management system, then we will either hold the transaction for further screening or cancel the transaction.

Criminals are using increasingly sophisticated methods to engage in illegal activities such as unauthorized use of credit or debit cards and bank account information. Because we are an online service provider, requirements relating to customer authentication and fraud detection are more complex. We may ultimately be held liable for the unauthorized use of a cardholder’s card number in an illegal activity and be required by card issuers to pay a charge-back fee. Charge-backs result not only in our loss of fees earned with respect to the payment, but also leave us liable for the underlying money transfer amount. If our charge-back rate becomes excessive, card associations also may require us to pay fines. In addition, we may be subject to additional fraud risk if third-party service providers or our employees fraudulently use customer information for their own gain or facilitate the fraudulent use of such information. In general, we have little recourse if we process a criminally fraudulent transaction.

For the year ended December 31, 2012, our transaction loss expense totaled $7.7 million, representing 0.24% of our gross sending volume. Our transaction loss expense may increase in future quarters if our fraud systems lose effectiveness. We have taken measures to detect and reduce the risk of fraud, but we cannot assure you of these measures’ effectiveness or our ability to update these measures to address future fraud risks. If these measures do not succeed, our business will be harmed.

The money transfer industry is under increasing scrutiny from federal, state and foreign regulators in connection with the potential for consumer fraud. Negative economic conditions may result in increased disbursement partner or consumer fraud. If consumer fraud levels involving our services were to rise, it could lead to regulatory intervention and reputational and financial damage to us. This, in turn, could lead to government enforcement actions and investigations, a reduction in the use and acceptance of our services or an increase in our compliance costs which may harm our business, financial condition and results of operations.

There has also been increased public attention regarding the use and disclosure of personal information, and regulatory authorities around the world are considering a number of legislative and regulatory proposals concerning data protection and consumer privacy and other matters that may be applicable to our business. Our ability to prevent fraudulent transactions may conflict with the goal of protecting individual privacy. If federal, state or foreign governments or our disbursement partners changed the parameters regarding the customer or recipient information we are allowed to monitor and/or collect, our ability to prevent fraud might be negatively impacted, and our business could be harmed.

We are exposed to the risk of loss or insolvency if our disbursement partners fail to disburse funds according to our instructions.

We are exposed to the risk of loss in the event our disbursement partners fail, for any reason, to disburse funds to recipients according to our instructions. Such reasons could include mistakes by our disbursement partners, or insolvency or fraud by our disbursement partners. To the extent such funds are not disbursed correctly and cannot be recovered, we could be exposed to significant losses, which could harm our results of operations, cash flows and financial condition or potentially cause insolvency. Our funds held by our disbursement partners are not insured by any government or other insurance programs. We have in the past and may in the future suffer such losses. In the event such losses occur, they are not covered by our provision for transaction losses, but are instead characterized in our statements of operations as bad debt.

Our ability to continue to offer our services in the manner we currently offer them depends, in part, on our ability to contract with third-party vendors on commercially reasonable terms.

We currently contract with and obtain certain services from a number of third-party vendors. If these vendors’ services are interrupted, we may experience a disruption in our services. Further, if these agreements are terminated or we are unable to renegotiate acceptable arrangements with these vendors or find alternative sources of such services, we may experience a disruption in our services and our business may be harmed.

If we are unable to maintain our payment network under terms consistent with those currently in place, or if our disbursement partners encounter business difficulties, our business could be harmed.

Our payment network consists of payment processors and disbursement partners. Payment processors clear and process the funds from the customer to us. We rely on U.S. banks and card processors to provide clearing, processing and settlement functions for the funding of all of our transactions. Disbursement partners disburse funds to our customers’ recipients. We rely on a network of major banks and leading retailers to disburse funds to our customers’ recipients in 30 countries. In addition, our disbursement partners may operate their own network of disbursement partners, which we refer to as sub-disbursement partners, with which we do not have a direct relationship.

While we have entered into non-exclusive agreements with each of our payment processors and disbursement partners, our payment processors and disbursement partners could choose to terminate or not renew their agreements with us. Payment processor and disbursement partner attrition might occur for a number of reasons, including such payment processor’s or disbursement partner’s dissatisfaction with our relationship or the revenue derived from our relationship, changes in the law or changes or perceived changes in the regulatory environment that prohibit continuing the relationship or make the relationship less profitable for our payment processor or disbursement partner or, in the case of a disbursement partner, a competitor may engage a disbursement partner on an exclusive basis, offer greater financial incentives, or cause less attention to be provided to us. If we are unable to maintain our agreements with current payment processors and disbursement partners, or if our disbursement partners are unable to provide an adequate number of disbursement locations with satisfactory hours of operation in their network, our ability to disburse transactions and our revenue and business may be harmed.

Our payment processors and disbursement partners are critical components of our business. We have in the past experienced long business development periods before signing up both payment processors and disbursement partners. If we are unable to sign new payment processors and disbursement partners under terms consistent with, or better than, those currently in place, and if we are unable to sign new relationships or maintain our current relationships under terms consistent with those currently in place, our revenue and business may be harmed.

Payment processors and disbursement partners also engage in a variety of activities in addition to providing our services and may encounter business difficulties unrelated to our services. Such engagement could cause the affected payment processor or disbursement partner to reduce the services provided, cease to do business with us, or cease doing business altogether. This could lead to our inability to clear our payment instruments or move funds on a global and timely basis as required to settle our obligations. In addition, because we offer instant ACH transactions for the vast majority of our money transfers, if a disbursement partner experienced insufficient liquidity or ceased to do business, we may not be able to recover funds held with that disbursement partner which could lead to a breach of our capital requirements, our insolvency or otherwise harm our business.

We may also be forced to cease doing business with payment processors if card association operating rules, certification requirements and rules governing electronic funds transfers to which we are subject change or are reinterpreted to make it difficult or impossible for us to comply. If we fail to comply with these rules or requirements, we may be subject to fines and higher transaction fees and lose our ability to accept credit and debit card payments from customers or facilitate other types of online payments, and our business and operating results could be harmed.

If we fail to manage our growth effectively, our brand, results of operations and business could be harmed.

We have experienced rapid growth in our headcount and transaction volume, which places substantial demands on our management and operational infrastructure. Our headcount grew from 70 employees at December 31, 2010 to 150 employees at December 31, 2012. Additionally, we may not be able to hire new employees quickly enough to meet our needs. As we continue to grow, we must effectively integrate, develop and motivate a large number of new employees, while maintaining the beneficial aspects of our company culture. If we fail, our efficiency and ability to meet our forecasts and our employee morale, productivity and retention could suffer, and our business and operating results could be harmed.

Our gross sending volume increased over 273% from $859.0 million in 2010 to $3.2 billion in 2012. We will need to continue to improve our operational, financial and management controls, and our reporting systems and procedures in order to manage this growth. If we do not manage the growth of our business and operations effectively, the quality of our services and efficiency of our operations could suffer, which could harm our brand, results of operations and business.

If we fail to expand effectively into new markets abroad, our future growth rates may be harmed.

We are exploring opportunities to expand our operations into new markets abroad by both increasing the number of countries that customers can send money to and also increasing the number of countries where transactions can originate. Any future expansion into new markets could place us in unfamiliar competitive environments and involve various risks, including incurring losses or failing to comply with applicable laws and regulations. Such expansion would also require significant resources and management time, and there is no guarantee that, after expending such resources and time, we will receive the necessary approvals to operate in such new markets. If we are ultimately granted authority to operate in such new markets, it is possible that returns on such investments will not be achieved for several years, if at all. There is no guarantee that our business model will be successful in a new market, that we could maintain profit margins in these new markets or that international expansion would help grow our business. If we are unable to successfully expand our operations into new markets, our future growth rates may be harmed.

Increases in transaction processing fees could increase our costs, affect our profitability, or otherwise limit our operations.

Our payment processors and disbursement partners charge us fees which may be increased from time to time. Banks currently determine the fees charged for ACH transactions and may increase the fees with little prior notice. Our card processors have in the past and may in the future increase the fees charged for each transaction using credit and debit cards which may be passed on to us. Our card processors currently assign us merchant category codes which may change from time to time. Any changes to these codes may affect the fees our customers are charged if they use a credit card, which could increase the overall cost to use our service.

Our disbursement partners charge us disbursement fees which they may renegotiate if they are dissatisfied with their revenue or if we are not providing them with enough transactions. U.S. and foreign governments could also mandate a payment processing tax or require additional taxes or fees to be imposed upon our customers, or otherwise impact the manner in which we provide our services. Any such taxes or increased fees could increase our operating costs, require us to provide additional disbursement collateral and reduce our profit margins.

The effectiveness of our marketing solutions depends in part on our relationships with media buying companies.

We rely, in part, on media buying companies to deliver our online and television marketing. We typically enter into short-term agreements with advertising companies for estimated levels of advertising. If we are not able to have our advertising orders fulfilled, if our agreements with these companies are not extended or renewed, or if we are not able to extend or renew our agreements on terms and conditions favorable to us and we are not able to enter into agreements with alternative companies on acceptable terms or on a timely basis, or both, our business could be harmed.

Our services might be used for illegal or improper purposes, which could expose us to additional liability and harm our business.

Our services remain susceptible to potentially illegal or improper uses as criminals are using increasingly sophisticated methods to engage in illegal activities involving Internet services and payment providers. Because our customers transfer money using bank accounts or credit and debit cards via the Internet, and these are not face-to-face transactions, these transactions involve a greater risk of fraud. Other illegal or improper uses of our services may include money laundering, terrorist financing, drug trafficking, human trafficking, illegal online gaming, romance and other online scams, illegal sexually-oriented services, prohibited sales of pharmaceuticals, fraudulent sale of goods or services, piracy of software, movies, music and other copyrighted or trademarked goods, unauthorized uses of credit and debit cards or bank accounts and similar misconduct. Users of our services may also encourage, promote, facilitate or instruct others to engage in illegal activities. If the measures we have taken are too restrictive and inadvertently screen proper transactions, this could diminish our customer experience which could harm our business. Despite measures we have taken to detect and lessen the risk of this kind of conduct, we cannot assure you that these measures will stop all illegal or improper uses of our services. Our business could be harmed if customers use our system for illegal or improper purposes.

If our payment processors and disbursement partners experience an interruption in service, our business and revenue would be harmed.

Our payment processors and disbursement partners have experienced service outages or an inability to connect with our processing systems and this may reoccur in the future. If a payment processor experiences a service outage or service interruption that results in our being unable to collect funds from customers, our liquidity could be harmed and we may not meet our capital requirements.

We rely on our disbursement partners’ information systems to obtain transaction data. If a disbursement partner, or its sub-disbursement partner, experiences a significant disruption to its information system, is unable to synch its system to our system, or does not maintain the appropriate controls over its systems, we may lose our customers’ confidence and our reputation may be harmed. Specific problems that could arise include a disbursement partner could be unable to disburse funds in the time period that we communicated to our customers, we may be unable to confirm if a transaction has been disbursed or customer information could be compromised. We currently undergo an extensive integration process with each disbursement partner, but unforeseen bugs or services outages by either the disbursement partner or us could delay disbursement. Such outages have lasted from a couple of hours to a couple of days and may be unplanned. If we are unable to minimize service outages, our business and revenue would be harmed.

If our disbursement partners do not provide a positive recipient experience, our business would be harmed.

We rely on our disbursement partners to disburse funds to our customers’ recipients. If the experience delivered by our disbursement partners to a recipient is deemed unsatisfactory for any reason, including because our disbursement partners are not properly trained to disburse money or deliver poor customer service, if wait times at our disbursement partners’ pick up locations are too long, or if cash pick-up locations are not located in convenient and safe locations and open for business at convenient times, customers may choose to not use our services in the future and our business would be harmed.

Customer complaints or negative publicity could result in a decline in the use of our services and our business could suffer.

Customer complaints or negative publicity about our service could diminish consumer confidence in our services which could lead to a reduced use of our services. Breaches of our customers’ privacy and our security measures could have the same effect. Measures we take to combat risks of fraud and breaches of privacy and security, such as cancelling customer transactions or closing customer accounts, can damage relations with our customers by restricting or decreasing money transfers or restricting the activities of certain customers. These measures heighten the need for prompt and accurate customer service to resolve irregularities and disputes. Effective customer service requires significant personnel expense, and this expense, if not managed properly, could impact our profitability significantly. Any inability by us to manage or train our own or our outsourced customer service representatives properly could compromise our ability to handle customer complaints effectively. If we do not handle customer complaints effectively, our reputation may be harmed and we may lose our customers’ confidence.

If consumers’ confidence in our business or in money transfer providers generally deteriorates, our business could be harmed.

We rely on consumers’ confidence in our brand and our ability to provide a convenient, fast and cost-effective service to send money online to family and friends. Erosion in confidence in our business, or in money transfer providers as a means to transfer money, could adversely impact money transfer volumes, which would in turn harm our business, financial position and results of operations.

A number of factors could adversely affect consumers’ confidence in our business, or in money transfer providers generally, many of which are beyond our control, and could have an adverse impact on our results of operations. These factors include:

•

changes or proposed changes in laws or regulations or system rules that make it more difficult for consumers to transfer money using traditional money transfer providers or require us to capture or handle data in a way that is more burdensome or expensive;

•	actions by federal, state or foreign regulators that interfere with our ability to transfer consumers’ money reliably, including, for example, attempts to seize money transfer funds;

•	federal, state or foreign legal requirements, including those that require us to provide consumer data to a greater extent than is currently required;

•	any significant interruption in our systems, including by fire, natural disaster, power loss, telecommunications failure, terrorism, vendor failure, unauthorized entry and computer viruses; and

•	any breach, or reported breach, of our security policies or legal requirements resulting in a compromise of consumer data.

We may be unable to continue to use the domain names that we use in our business, or prevent third parties from acquiring and using domain names that infringe on, are similar to, or otherwise decrease the value of our brand or our trademarks.

We have registered domain names for our website that we use in our business, such as www.xoom.com. If we lose the ability to use a domain name, whether due to trademark claims, failure to renew the applicable registration, or any other cause, we may be forced to market our services under a new domain name, which could diminish our brand or cause us to incur significant expenses in order to purchase rights to the domain name in question. In addition, our competitors and others could attempt to capitalize on our brand recognition by using domain names similar to ours. Domain names similar to ours have been registered in the United States and elsewhere. We may be unable to prevent third parties from acquiring and using domain names that infringe on, are similar to, or otherwise decrease the value of our brand or our trademarks or service marks. Protecting and enforcing our rights in our domain names may require litigation, which could result in substantial costs and diversion of management’s attention, and we may not prevail.

If Internet search engines’ methodologies are modified or our search result page rankings decline for other reasons, our new customer growth could decline.

We depend in part on various Internet search engines, such as Google and Yahoo!, to direct a significant amount of traffic to our website. Our ability to maintain the number of visitors directed to our website is not entirely within our control. Our competitors’ search engine optimization efforts may result in their websites receiving a higher search result page ranking than ours, or Internet search engines could revise their methodologies in an attempt to improve their search results, which could adversely affect the placement of our search result page ranking. As a result, links to our website may not be prominent enough to drive traffic to our website, and we may not be able to influence the results. If Internet search engines modify their search algorithms in ways that are detrimental to our new customer growth or in ways that make it harder for our customers to find or use our website, or if our competitors’ search engine optimization efforts are more successful than ours, overall growth in our customer base could slow, and we could lose existing customers. In addition, search engines that we use to advertise our brand have frequently changing rules that govern the pricing, availability and placement of online advertisements (e.g., paid search and keywords) and changes to these rules could harm our ability to use online advertising to promote our brands in a cost-effective manner. Our website has experienced fluctuations in search result rankings in the past, and we anticipate similar fluctuations in the future. Any reduction in the number of persons directed to our website would harm our business.

Many people use smartphones and other mobile devices to access information on the Internet and if we are not successful in developing effective mobile solutions, or those solutions are not widely adopted, our business could be harmed.

The number of people who access the Internet through mobile devices, including smartphones and handheld tablets or computers, has increased significantly in the past few years and is expected to continue to increase. Mobile devices provide us an additional channel to offer our services to new and existing customers and offer a convenient solution to send money at any time, from any Internet-enabled location. We believe that mobile devices provide some customers with their first sustained Internet connection, which gives them access to our online money transfer services. Customers can currently access our services on our mobile site, but we are also in the process of developing a mobile application. If we are not able to drive customers to our mobile site, launch our mobile application in a timely manner or generate customer usage of our mobile website and mobile application, our ability to grow our business could be harmed.

Additionally, as new mobile devices and platforms are released, it is difficult to predict the problems we may encounter in developing features for these alternative devices and platforms, and we may need to devote significant resources to the creation, support and maintenance of such features. In addition, if we experience difficulties in the future in integrating our mobile application into mobile devices or if problems arise with our relationships with providers of mobile operating systems or mobile application download stores or if we face increased costs to distribute our mobile application, our future growth and results of operations could suffer. In addition, we may face different fraud risks from transactions sent from mobile devices than we do from personal computers. If we are unable to effectively anticipate and manage these fraud risks, our business and results of operations may be harmed.

We may not timely and effectively scale and adapt our existing technology and network infrastructure to ensure that our services are accessible.

The ability to access our services at all times and at acceptable load times is important for our business. We have previously experienced, and may experience in the future, service disruptions, outages and other performance problems due to a variety of factors, including infrastructure changes, human or software errors, hardware failures, capacity constraints due to an overwhelming number of customers accessing our service simultaneously, denial of service, fraud or security attacks or failure of third-party service providers on whom we rely to perform data hosting and related services. In some instances, we may not be able to identify the cause of these performance problems within an acceptable period of time. It may become increasingly difficult to maintain and improve the availability and reliability of our services, especially during peak usage times and as our services become more complex and our customer traffic increases. If our service is unavailable when customers attempt to access it or it does not load as quickly as they expect, customers may believe that our services are unreliable or too slow. New or existing customers may seek other money transfer services and may not return to our services as often in the future, or at all. This would harm our ability to attract customers and could decrease the frequency with which they use our website, mobile website and mobile application. We expect to continue to make significant investments to maintain and improve the availability and reliability of our services and to enable rapid releases of new features. To the extent that we do not effectively address capacity constraints, upgrade our systems as needed and continually develop our technology and network architecture to accommodate actual and anticipated changes in technology, our business and results of operations may be harmed.

We recently implemented a disaster recovery program, which allows us to transition our websites and data to a backup center in the event of a catastrophe. Although this program has been tested and is functional, it does not yet provide a real-time back-up data center, so if our primary data center shuts down, there will be a period of time that our websites will remain shut down while the transition to the back-up data center takes place. Further, some of our systems are not fully redundant, and our disaster recovery program is not sufficient for all eventualities.

A breach of security of our systems could harm our business.

We obtain, transmit and store confidential customer information in connection with our services. These activities are subject to laws and regulations in the United States and other jurisdictions. The requirements imposed by these laws and regulations, which often differ materially among the many jurisdictions to which we are subject, are designed to protect the privacy of personal information and to prevent that information from being inappropriately disclosed. We rely on a variety of technologies to provide security for our systems. Advances in computer capabilities, new discoveries in the field of cryptography or other events or developments, including improper acts by third parties, may result in a compromise or breach of the security measures we use to protect our systems. We could also suffer from an internal security breach. If a third party or an employee were to misappropriate, misplace or lose corporate information, including our financial and account information, our customers’ personal information or our source code, our business may be harmed. We may be required to expend significant capital and other resources to protect against these security breaches or losses or to alleviate problems caused by these breaches or losses. Our disbursement partners and third-party contractors also may experience security breaches involving the storage and transmission of our data. If third parties gain improper access to our systems or databases or those of our disbursement partners or contractors, they may be able to steal, publish, delete or modify confidential customer information. A security breach could expose us to monetary liability, lead to inquiries and fines or penalties from regulatory or governmental authorities, lead to reputational harm and make our customers less confident in our services, which could harm our business, financial condition and results of operations.

If we are unable to adequately protect our brand and the intellectual property rights related to our existing and any new services, or if we infringe on the rights of others, our business, prospects, financial condition and results of operations could be harmed.

The XOOM brand is important to our business. Our business could be harmed if we were unable to adequately protect our brand and the value of our brand decreased as a result.

We rely on a combination of patent and trademark laws, trade secret protection and confidentiality and license agreements to protect the intellectual property rights related to our services, all of which offer only limited protection. While we have filed three patent applications, we have not been granted any patents for features of our electronic payment processing system. The process of obtaining patent protection is expensive and time consuming, and we may not be able to prosecute all necessary or desirable patent applications at a reasonable cost or in a timely manner. We may choose not to seek patent protection for certain innovations and may choose not to pursue patent protection in certain jurisdictions. Furthermore, it is possible that our patent applications may not issue as granted patents, that the scope of our issued patents will be insufficient or not have the coverage originally sought, that our issued patents will not provide us with any competitive advantages, and that our patents and other intellectual property rights may be challenged by others or invalidated through administrative process or litigation. In addition, issuance of a patent does not guarantee that we have an absolute right to practice the patented invention. As a result, we may not be able to obtain adequate patent protection or to enforce our issued patents effectively. We may be subject to claims by third parties alleging that we infringe their intellectual property rights or have misappropriated other proprietary rights.

We have in the past and may in the future bring a claim against third parties alleging infringement of our intellectual property rights. For example, in February 2011, we filed a lawsuit in federal court in the Northern District of California against Motorola Mobility, Inc. and other affiliated companies, alleging trademark infringement and other related claims, stemming from Motorola’s use of the name “XOOM” in connection with its wireless tablet devices and related accessories. If our lawsuit is unsuccessful, and one or more of Motorola’s Xoom-branded products is commercially successful, then this could diminish the value of our brand, adversely affect our ability to market our services, and our business could be harmed. We may be required to spend resources to defend such claims or to protect and police our own rights. Some of our intellectual property rights may not be protected by intellectual property laws, particularly in foreign jurisdictions. The loss of our intellectual property protection, the inability to secure or enforce intellectual property protection or to successfully defend against claims of intellectual property infringement could harm our business.

We also rely on our unpatented proprietary technology and trade secrets. Despite our efforts to protect our proprietary technology and trade secrets, unauthorized parties may attempt to misappropriate, reverse engineer or otherwise obtain and use them. The contractual provisions that we enter into with employees, consultants, disbursement partners, vendors and customers may not prevent unauthorized use or disclosure of our proprietary technology or intellectual property rights and may not provide an adequate remedy in the event of unauthorized use or disclosure of our proprietary technology or intellectual property rights. Moreover, policing unauthorized use of our technologies, services and intellectual property is difficult, expensive and time consuming, particularly in foreign countries where the laws may not be as protective of intellectual property rights as those in the United States, and where mechanisms for enforcement of intellectual property rights may be weak. We may be unable to determine the extent of any unauthorized use or infringement of our services, technologies or intellectual property rights.

From time to time, legal action by us may be necessary to enforce our patents and other intellectual property rights, to protect our trade secrets, to determine the validity and scope of the intellectual property rights of others or to defend against claims of infringement or invalidity. Such litigation could result in substantial costs and diversion of resources and could negatively affect our business, results of operations and financial condition. If we are unable to protect our intellectual property rights, we may find ourselves at a competitive disadvantage to others who need not incur the additional expense, time and effort required to create the innovative services that have enabled us to be successful to date.

Assertions by third parties of infringement or other violations by us of their intellectual property rights could result in significant costs and substantially harm our business and operating results.

Patent and other intellectual property disputes are common in the payments and money transfer industries. Some companies in the money transfer industry, including some of our competitors, own large numbers of patents, copyrights, trademarks and trade secrets, which they may use to assert claims against us. Third parties have asserted and may in the future assert claims of infringement, misappropriation or other violations of intellectual property rights against us. As the number of services and competitors in our market increase and overlaps occur, claims of infringement, misappropriation and other violations of intellectual property rights may increase. Any claim of infringement, misappropriation or other violation of intellectual property rights by a third party, even those without merit, could cause us to incur substantial costs defending against the claim and could distract our management.

The patent portfolios of our most significant competitors are larger than ours and this disparity may increase the risk that they may sue us for patent infringement and may limit our ability to counterclaim for patent infringement or settle through patent cross-licenses. In addition, future assertions of patent rights by third parties, and any resulting litigation, may involve patent holding companies or other adverse patent owners who have no relevant product revenue and against whom our own patents may therefore provide little or no deterrence or protection. We cannot assure you that we are not infringing or otherwise violating any third-party intellectual property rights.

An adverse outcome of a dispute may require us to pay substantial damages, including treble damages, if we are found to have willfully infringed a third party’s patents or copyrights; cease making, licensing or using solutions that are alleged to infringe or misappropriate the intellectual property of others; expend additional development resources to attempt to redesign our services or otherwise to develop non-infringing technology, which may not be successful; enter into potentially unfavorable royalty or license agreements in order to obtain the right to use necessary technologies or intellectual property rights; and indemnify our disbursement partners and other third parties. Royalty or licensing agreements, if required or desirable, may be unavailable on terms acceptable to us, or at all, and may require significant royalty payments and other expenditures. In addition, some licenses may be non-exclusive, and therefore our competitors may have access to the same technology licensed to us. Any of these events could harm our business, financial condition and results of operations.

There are a number of risks associated with our international operations that could harm our business.

We provide money transfer services to 30 countries and territories and may expand into additional sending and receiving countries. Our ability to grow in international markets could be harmed by a number of factors, including:

•	changes in political and economic conditions and potential instability in certain regions;

•	restrictions on money transfers to or from certain countries;

•	currency control and repatriation issues;

•	changes in regulatory requirements or in foreign policy, including the adoption of domestic or foreign laws, regulations and interpretations detrimental to our business;

•	possible increased costs and additional regulatory burdens imposed on our business;

•	the implementation of U.S. sanctions, resulting in bank closures in certain countries and the freezing of our assets;

•	burdens of complying with a wide variety of laws and regulations;

•	fraud, theft or lack of compliance by disbursement partners in foreign legal jurisdictions where legal enforcement may be difficult or costly;

•	reduced protection of our intellectual property rights;

•	unfavorable tax rules or trade barriers;

•	inability to secure, train or monitor disbursement partners; and

•	failure to successfully manage our exposure to foreign exchange rates, in particular with respect to the Indian rupee.

In addition, we conduct certain functions, including customer operations, in regions outside of the United States. We are subject to both U.S. and local laws and regulations applicable to our offshore activities, and any factors which reduce the anticipated benefits associated with providing these functions outside of the United States, including cost efficiencies and productivity improvements, could harm our business.

We expect new remittance rules to take effect in the United States in 2013, which will impose additional disclosure and other responsibilities on us as described elsewhere in these risk factors.

A material slowdown or disruption in international migration patterns could harm our business.

A majority of our customers are from first or second generation immigrant families and our business relies in part on international migration patterns. A significant portion of money transfer transactions are initiated by immigrants who have moved from their home countries to the United States. These immigrants typically send money back to their home countries to their family and friends. Migration is affected by, among other factors, overall economic conditions, the availability of job opportunities, changes in immigration laws and political or other events such as war, terrorism or health emergencies that would make it more difficult for workers to migrate or work abroad. Changes to these factors could harm our online money transfer volume, our business, financial condition and results of operations.

Changes in U.S. immigration laws or changes in the emigration laws of other jurisdictions that discourage international migration, and political or other events, such as war, terrorism or health emergencies, that make it more difficult for individuals to immigrate to the United States or work in the United States, could adversely affect our gross sending volume or growth rate. Sustained weakness in U.S. or global economic conditions could reduce economic opportunities for immigrant workers and result in reduced or disrupted international migration patterns. Reduced or disrupted international migration patterns are likely to reduce money transfer volumes and harm our results of operations.

Our use of open source and third-party technology could impose limitations on our ability to commercialize our software.

We use open source software in our services and, although we monitor our use of open source software to avoid subjecting our services to conditions we do not intend, the terms of many open source licenses have not been interpreted by U.S. courts. As a result, there is a risk that these licenses could be construed in a way that could impose unanticipated conditions or restrictions on our ability to provide our services. In such an event, we could be required to seek licenses from third parties to continue offering our services, to make our proprietary code generally available in source code form, to re-engineer our services or to discontinue our services if re-engineering could not be accomplished on a timely basis, any of which could harm our business, results of operations and financial condition.

Our business is subject to the risks of earthquakes, fires, floods, other natural catastrophic events and to interruption by man-made problems such as computer viruses or terrorism which could result in system failures and interruptions which could harm our business.

Although our systems have been designed around industry-standard architectures to reduce downtime in the event of outages or catastrophic occurrences, they remain vulnerable to damage or interruption from earthquakes, floods, fires, power loss, California rolling blackouts, telecommunication failures, terrorist attacks, cyber-attacks, computer viruses, computer denial-of-service attacks, human error, hardware or software defects or malfunctions (including defects or malfunctions of components of our systems that are supplied by third-party service providers), and similar events or disruptions. Our U.S. corporate offices and one of the facilities we lease to house our computer and telecommunications equipment are located in the San Francisco Bay Area, a region known for seismic activity. Our outsourced customer call centers are located in the Philippines and El Salvador, which are also known for seismic activity. Despite any precautions we may take, system interruptions and delays could occur if there is a natural disaster, if a third-party provider closes a facility we use without adequate notice for financial or other reasons, or if there are other unanticipated problems at our leased facilities. As we rely heavily on our servers, computer and communications systems and the Internet to conduct our business and provide high-quality customer service, such disruptions could harm our ability to run our business and cause lengthy delays which could harm our business, results of operations and financial condition. We currently are not able to switch instantly to our back-up center in the event of failure of the main server site. This means that an outage at one facility could result in our system being unavailable for a significant period of time. We do not carry business interruption insurance sufficient to compensate us for losses that may result from interruptions in our service as a result of system failures. A system outage or data loss could harm our business, financial condition and results of operations.

Continued weakness in economic conditions, in both the United States and global markets, could harm our business.

Our business relies in part on the overall strength of global economic conditions as well as international migration patterns. Money transfer transactions and international migration patterns are affected by, among other things, employment opportunities and overall economic conditions. Poor economic conditions may result in reduced job opportunities for our customers, or other countries that may become important to our business, which could harm our results of operations.

If general market conditions in the United States were to deteriorate, our business could be harmed. Additionally, if the volume of our online money transfers declines or international migration patterns shift due to deteriorating economic conditions, we may be unable to timely and effectively reduce our operating costs or take other actions in response, which could harm our results of operations.

We enable money transfers through disbursement partners in some regions that are politically volatile.

We enable money transfers in some regions that are politically volatile. If a country experiences political instability that affects its economy or financial systems, our business could be harmed. It also is possible that our services could be used by wrongdoers in contravention of U.S. or foreign law or regulations. Such circumstances could result in increased compliance costs, regulatory inquiries, suspension or revocation of required licenses or registrations, seizure or forfeiture of assets and the imposition of civil and criminal fees and penalties. In addition to monetary fines or penalties that we could incur, we could be subject to reputational harm that could harm our business.

The loss of one or more key members of our management team, or our failure to attract, integrate and retain other highly qualified personnel in the future, could harm our business.

We believe our success has depended, and continues to depend, on the efforts and talents of our employees, including John Kunze, our President and Chief Executive Officer, Ryno Blignaut, our Chief Financial Officer, and Julian King, our Senior Vice President of Marketing and Corporate Development. Our future success depends on our continuing ability to attract, develop, motivate and retain highly qualified and skilled employees. Qualified individuals are in high demand, and we may incur significant costs to attract and keep them. In addition, the loss of any of our senior management or key employees could harm our ability to execute our business plan, and we may not be able to find adequate replacements. All of our officers and other U.S. employees are at-will employees, which means they may terminate their employment relationship with us at any time, and their knowledge of our business and industry would be extremely difficult to replace. We cannot ensure that we will be able to retain the services of any members of our senior management or other key employees. If we do not succeed in attracting well-qualified employees or retaining and motivating existing employees, our business could be harmed.

Our management team has limited experience managing a public company, and regulatory compliance may divert its attention from the day-to-day management of our business.

The individuals who now constitute our management team have limited experience managing a publicly-traded company and limited experience complying with the increasingly complex laws pertaining to public companies. Our management team may not successfully or efficiently manage a public company that is subject to significant regulatory oversight and reporting obligations under the federal securities laws. In particular, these new obligations will require substantial attention from our senior management and could divert their attention away from the day-to-day management of our business.

Acquisitions could disrupt our business and harm our financial condition and results of operations.

We may decide to acquire complementary businesses, products and technologies. Our ability as an organization to successfully make and integrate acquisitions is unproven. Acquisitions could require significant capital infusions and could involve many risks, including potential negative impact on our results of operations due to debt or liabilities incurred in connection with an acquisition, difficulties assimilating and integrating the acquired business, disruption of our ongoing business by diverting resources and distracting management, not realizing the expected benefits of the acquisition, and potential dilution of stockholders’ ownership in the event we issue equity securities to complete an acquisition. We cannot assure you that we will be able to identify or consummate any future acquisition on favorable terms, or at all. If we do pursue an acquisition, it is possible that we not realize the anticipated benefits from the acquisition or that the financial markets or investors will view the acquisition negatively. Even if we successfully complete an acquisition, it could harm our business, results of operations and financial condition.

The requirements of being a public company may strain our resources, divert management’s attention and affect our ability to attract and retain executive management and qualified board members.

As a public company, we are subject to the reporting requirements of the Securities Exchange Act of 1934, or the Exchange Act, the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act, or the Dodd-Frank Act, the listing requirements of the NASDAQ Global Select Market and other applicable securities rules and regulations. Compliance with these rules and regulations will increase our legal and financial compliance costs, make some activities more difficult, time consuming or costly and increase demand on our systems and resources, particularly after we are no longer an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012, or the JOBS Act. The Exchange Act requires, among other things, that we file annual, quarterly and current reports with respect to our business and results of operations. The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. In order to maintain and, if required, improve our disclosure controls and procedures and internal control over financial reporting to meet this standard, significant resources and management oversight may be required. As a result, management’s attention may be diverted from other business concerns, which could harm our business and results of operations. Although we have already hired additional employees to comply with these requirements, we may need to hire more employees in the future or engage outside consultants, which will increase our costs and expenses.

In addition, changing laws, regulations and standards relating to corporate governance and public disclosure are creating uncertainty for public companies, increasing legal and financial compliance costs and making some activities more time consuming. These laws, regulations and standards are subject to varying interpretations, in many cases due to their lack of specificity, and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. We intend to continue to invest resources to comply with evolving laws, regulations and standards, and this investment may result in increased general and administrative expenses and a diversion of management’s time and attention from revenue-generating activities to compliance activities. If our efforts to comply with new laws, regulations and standards differ from the activities intended by regulatory or governing bodies due to ambiguities related to their application and practice, regulatory authorities may initiate legal proceedings against us and our business may be adversely affected.

As a public company subject to these rules and regulations, we may find it more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced coverage or incur substantially higher costs to obtain coverage. These factors could also make it more difficult for us to attract and retain qualified members of our board of directors, particularly to serve on our audit committee and compensation committee, and qualified executive officers.

As a result of our IPO and disclosure of information in filings required of a public company, our business and financial condition will become more visible, which may result in threatened or actual litigation, including by competitors and other third parties. If such claims are successful, our business and results of operations could be harmed, and even if the claims do not result in litigation or are resolved in our favor, these claims, and the time and resources necessary to resolve them, could divert the resources of our management and harm our business and results of operations.

As a result of becoming a public company, we are obligated to develop and maintain proper and effective internal control over financial reporting, but we may not complete our analysis of our internal control over financial reporting in a timely manner, or these internal controls may not be determined to be effective, either of which may harm investor confidence in us and the value of our common stock.

We will be required, pursuant to Section 404 of the Sarbanes–Oxley Act, to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting for the year ended December 31, 2014. This assessment will need to include disclosure of any material weaknesses identified by our management in our internal control over financial reporting, as well as a statement that our independent registered public accounting firm has issued an opinion on our internal control over financial reporting.

We are in the very early stages of the costly and challenging process of compiling the system and processing documentation necessary to perform the evaluation needed to comply with Section 404. We may not be able to complete our evaluation, testing and any required remediation in a timely fashion. During the evaluation and testing process, if we identify one or more material weaknesses in our internal control over financial reporting, we will be unable to assert that our internal controls are effective.

If we are unable to assert that our internal control over financial reporting is effective, or if our independent registered public accounting firm is unable to express an opinion on the effectiveness of our internal controls, we could lose investor confidence in the accuracy and completeness of our financial reports, which could cause the price of our common stock to decline, and we may be subject to investigation or sanctions by the Securities and Exchange Commission, or the SEC.

We will be required to disclose changes made in our internal control and procedures on a quarterly basis. However, our independent registered public accounting firm will not be required to formally attest to the effectiveness of our internal control over financial reporting pursuant to Section 404 until the later of the year following our first annual report required to be filed with the SEC, or the date we are no longer an “emerging growth company.” We will remain an “emerging growth company” for up to five years, although if the market value of our common stock that is held by non-affiliates exceeds $700 million as of any June 30 before that time, we would cease to be an “emerging growth company” as of the following December 31. To comply with the requirements of being a public company, we may need to undertake various actions, such as implementing new internal controls and procedures and hiring accounting or internal audit staff.

We are an “emerging growth company” and we cannot be certain if the reduced disclosure requirements applicable to emerging growth companies will make our common stock less attractive to investors.

We are an “emerging growth company” and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies,” including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. If we choose not to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, our auditors will not be required to attest to the effectiveness of our internal control over financial reporting. As a result, investors may become less comfortable with the effectiveness of our internal controls and the risk that material weaknesses or other deficiencies in our internal controls go undetected may increase. If we choose to provide reduced disclosures in our periodic reports and proxy statements while we are an emerging growth company, investors would have access to less information and analysis about our executive compensation, which may make it difficult for investors to evaluate our executive compensation practices. We cannot predict if investors will find our common stock less attractive because we may rely on these exemptions and provide reduced disclosure. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

Our revenue may be harmed if we are required to pay transaction taxes on all or a portion of our past and future transfers in jurisdictions where we are currently not collecting and reporting tax.

We currently only pay transaction taxes in certain jurisdictions in which we do business. We do not separately collect other transaction taxes. A successful assertion by any state, local jurisdiction or country in which we do not pay such taxes that we should be paying sales or other transaction taxes on our services, or the imposition of new laws requiring the payment of sales or other transaction taxes on our services, could result in substantial tax liabilities related to past transactions, create increased administrative burdens or costs, discourage consumers from using our services, decrease our ability to compete or otherwise harm our business and results of operations.

New tax treatment of companies engaged in online money transfer may harm the commercial use of our services and our financial results.

Due to the global nature of the Internet, it is possible that various states or foreign countries might attempt to regulate our money transfers or levy sales, income or other taxes relating to our activities. Tax authorities at the international, federal, state and local levels are currently reviewing the appropriate treatment of companies engaged in Internet commerce in general. New or revised international, federal, state or local tax regulations may subject us or our customers to additional sales, income and other taxes. We cannot predict the effect of current attempts to impose sales, income or other taxes on commerce over the Internet. New or revised taxes would likely increase the cost of doing business online and decrease the attractiveness of using our Internet services. New taxes could also create significant increases in internal costs necessary to capture data, and collect and remit taxes. Any of these events could harm our business and results of operations.

Our ability to use net operating loss carryforwards to reduce future tax payments may be limited by provisions of the Internal Revenue Code.

As of December 31, 2012, we had net operating loss carryforwards for federal and state income tax purposes of approximately $56.6 million and $54.2 million, respectively. The annual use of our net operating losses may be limited following certain ownership changes under provisions of the Internal Revenue Code of 1986, as amended, and applicable state tax law. We have not completed a study to assess whether an ownership change occurred as a result of our initial public offering, or whether there have been one or more ownership changes since our inception, due to the costs and complexities associated with such study. Accordingly, our ability to use our net operating loss carryforwards to reduce future tax payments may be currently limited or may be limited as a result of our IPO or any future issuance of shares of our stock.

Changes or modifications in financial accounting standards may harm our results of operations.

From time to time, the Financial Accounting Standards Board, or FASB, either alone or jointly with the International Accounting Standards Board, or IASB, promulgates new accounting principles that could have a material adverse impact on our results of operations. For example, the FASB is currently working together with the IASB to converge certain accounting principles and facilitate more comparable financial reporting between companies who are required to follow generally accepted accounting principles, or GAAP, and those who are required to follow International Financial Reporting Standards, or IFRS. These efforts may result in different accounting principles under GAAP, which may have a material impact on the way in which we report financial results in areas including, among others, revenue recognition and financial statement presentation. We expect the SEC to make a determination in the future regarding the incorporation of IFRS into the financial reporting system for U.S. companies. A change in accounting principles from GAAP to IFRS would be costly to implement and may have a material impact on our financial statements and may retroactively harm previously reported transactions.

Regulatory Risks Faced by Our Business

Our business is subject to a wide range of laws and regulations intended to help detect and prevent illegal or illicit activity and our failure, or the failure of one of our disbursement partners or payment processors to comply with those laws and regulations could harm our business, financial condition and results of operations.

Our services are subject to an increasingly strict set of legal and regulatory requirements intended to help detect and prevent money laundering, terrorist financing, fraud and other illicit activity. The interpretation of those requirements by judges, regulatory bodies and enforcement agencies is changing, often quickly and with little notice. Economic and trade sanctions programs that are administered by the U.S. Treasury Department’s Office of Foreign Assets Control, or OFAC, prohibit or restrict transactions to or from or dealings with specified countries, their governments, and in certain circumstances, with individuals and entities that are specially-designated nationals of those countries, narcotics traffickers and terrorists or terrorist organizations. As federal, state and foreign legislative regulatory scrutiny and enforcement action in these areas increase, we expect our costs to comply with these requirements will increase, perhaps substantially. Failure to comply with any of these requirements by us or our disbursement partners could result in the suspension or revocation of a money transmitter license, the limitation, suspension or termination of our services, the seizure and/or forfeiture of our assets and/or the imposition of civil and criminal penalties, including fines.

We are subject to reporting, recordkeeping and anti-money laundering provisions of the Bank Secrecy Act, as amended by the USA PATRIOT Act of 2001, or the Bank Secrecy Act, and to regulatory oversight. We are also subject to enforcement by the U.S. Department of the Treasury Financial Crimes Enforcement Network, or FinCEN, and U.S. state regulators, and to economic sanctions imposed by the United States which are overseen by OFAC.

Our subsidiary is also subject to regulations in India in addition to U.S. federal and state regulations. Pursuant to our Indian license, we must adhere to certain transaction limits for transfers to India, which are typically lower than our limits for transfers to other countries, and we are prohibited from sending funds to certain types of accounts, including certain accounts held by non-resident Indians. We believe transfers to such accounts constitute a material percentage of fund transfers from the United States to India by other money transfer providers. Additionally, Indian regulations require us to file reports relating to suspicious transactions that we are in the process of filing. If we are unable to file these reports in the required timeframes or in the appropriate manner, we may face penalties. We may also become subject to additional reporting, recordkeeping and anti-money laundering regulations as well as additional risks and obligations if we expand our business into new geographic regions.

We are also subject to regulations imposed by the Foreign Corrupt Practices Act, or the FCPA, in the United States and similar laws in other countries which generally prohibit companies and those acting on their behalf from making improper payments to foreign government officials for the purpose of obtaining or retaining business. Because our services are offered in 30 countries, we face a higher risk associated with FCPA compliance and similar statutes than many other companies. Any determination that we have violated these laws could harm our business, financial condition and results of operations.

The foregoing laws and regulations are constantly evolving, unclear and inconsistent across various jurisdictions, making compliance challenging. If we fail to update our compliance system to reflect legislative or regulatory developments, we could incur penalties. New legislation, changes in laws or regulations, implementing rules and regulations, litigation, court rulings, changes in industry practices or standards, changes in systems rules or requirements or other similar events could expose us to increased compliance costs, liability, reputational damage, and could reduce the market value of our services or render them less profitable or obsolete.

Our business is subject to a variety of U.S. and foreign laws, many of which are unsettled and still developing, and many of which may contradict one another due to conflicting regulatory goals. Failure to comply with these laws could subject us to claims or otherwise harm our business.

The Xoom service is subject to a variety of laws in the United States and abroad that are continuously evolving and developing, including laws regarding data retention, privacy, anti-spam, consumer protection, payment processing and money transfers. The scope and interpretation of the various laws that are or may be applicable to us are often uncertain and may be conflicting, particularly regarding laws outside the United States. For example, we are subject to regulatory requirements to assist in the prevention of money laundering and terrorist financing, such as the Bank Secrecy Act and, pursuant to these legal obligations and authorizations, we make information available to certain U.S. federal, state and local, as well as foreign, government agencies when required by law. As a result of particular concern with respect to terrorist financing, these agencies have increased their requests for such information from money service businesses in recent years. At the same time, there has been increased public attention regarding the use and disclosure of personal information, and regulatory authorities around the world are considering a number of legislative and regulatory proposals concerning data protection and consumer privacy and other matters that may be applicable to our business. The regulatory goals of preventing illegal activity, such as money laundering and terrorist financing, may conflict with the goal of protecting individual privacy. If federal, state or foreign governments or our disbursement partners changed requirements regarding the customer or recipient information we are required to collect, we may be unable to comply with such changes, or such changes could interfere with our ability to assess fraud or other risks, and our business could be harmed as a result. New laws and regulations may be enacted in connection with mobile transactions, including money transfers that are performed via smartphones.

Failure to comply with existing and future laws could result in fines, sanctions, penalties or other adverse consequences and loss of consumer confidence, which could harm our results of operations, business and reputation. While we believe that we are compliant with our regulatory responsibilities, the legal, political and business environments in these areas are rapidly changing, and subsequent legislation, regulation, litigation, court rulings or other events could expose us to increased liability, increased operating costs to implement new measures to reduce our exposure to this liability and reputational damage.

Our business could be harmed if a government were to levy taxes on money transfers, as has occurred in the past. The current budget shortfalls in many jurisdictions could lead other states and jurisdictions to impose similar fees and taxes, as well as increase unclaimed property obligations. A tax or fee exclusively on money transfer companies could put us at a competitive disadvantage to other means of remittance or payment transfers which may not be subject to the same fees or taxes. A change in the unclaimed property obligations could increase our regulatory burdens and costs related to our obligation to escheat unclaimed property to the states.

It is possible that governments of one or more countries may seek to censor content available on our website and mobile applications or may even attempt to completely block access to our website. Adverse legal or regulatory developments could harm our business. In particular, in the event that we are restricted, in whole or in part, from operating in one or more countries, our ability to retain or increase our customer base may be harmed and we may not be able to maintain or grow our revenue as anticipated.

Consumer advocacy groups or governmental agencies could also seek to change laws and regulations to seek greater protections for our money transfer customers, which could result in enhanced consumer disclosure, impact fees or exchange spreads, or require other different customer treatment. If consumer advocacy groups are able to generate widespread support for positions that are detrimental to our business, then our business, financial position and results of operations could be harmed.

We are subject to licensing and other requirements imposed by U.S. state regulators, the U.S. federal government and the government of India. If we were found to be subject to or in violation of any laws or regulations governing money transmitters, we could lose our licenses, be subject to liability or be forced to change our business practices.

A number of states have enacted legislation regulating money transmitters. To date, we have obtained licenses to operate as a money transmitter in 44 U.S. states, the District of Columbia and Puerto Rico and have applied, or plan to apply, for money transmitter licenses in additional states. Our subsidiary holds a money transmitter license in India and a license in one U.S. state. Our subsidiary is a regulated entity in India, and we must renew our license to operate every two years, with our next renewal scheduled for January 2015. If regulators were to revoke or decline to renew our subsidiary’s license to operate in India, we may be required to stop doing business in India, which would harm our business and results of operations. We and our subsidiary are also registered as money services businesses with FinCEN. As a licensed money transmitter, we are subject to bonding requirements, liquidity requirements, restrictions on our investment of customer funds, reporting requirements and inspection by state and foreign regulatory agencies. If our pending applications were denied or if additional states or jurisdictions require us to apply for a license, we could be forced to change our business practice or required to bear substantial cost to comply with the requirements of the additional states or jurisdictions. If we were found to be subject to and in violation of any banking or money services laws or regulations, we could be subject to liability or additional restrictions, such as increased liquidity requirements. In addition, our licenses could be revoked or we could be forced to cease doing business or change our practices in certain states or jurisdictions, or be required to obtain additional licenses or regulatory approvals that could impose a substantial cost on us. Regulators could also impose other regulatory orders and sanctions on us. Any change to our business practices that makes our service less attractive to customers or prohibits use of our services by residents of a particular jurisdiction could decrease our transaction volume and harm our business.

The Dodd-Frank Act, as well as the regulations required by the Dodd-Frank Act, and the creation of the Consumer Financial Protection Bureau could harm us and the scope of our activities, and could harm our operations, results of operations and financial condition.

The Dodd-Frank Act, which became law in the United States on July 21, 2010, calls for significant structural reforms and new substantive regulation across the financial services industry. In addition, the Dodd-Frank Act created the Consumer Financial Protection Bureau, or the CFPB, whose purpose is to issue and enforce consumer protection initiatives governing financial products and services, including money transfer services. The CFPB will create additional regulatory oversight for us. The Dodd-Frank Act and actions by the CFPB could have a significant impact on us by, for example, requiring us to limit or change our business practices, limiting our ability to pursue business opportunities, requiring us to invest valuable management time and resources in compliance efforts, imposing additional costs on us, limiting fees we can charge for services, requiring us to meet more stringent capital requirements, impacting the value of our assets, delaying our ability to respond to marketplace changes, requiring us to alter our services in a manner that would make them less attractive to consumers and impair our ability to offer them profitably, or requiring us to make other changes that could harm our business.

The CFPB has recently issued regulations implementing the remittance provisions of the Dodd-Frank Act. These regulations, which we expect to become effective in 2013, will impact our business in a variety of areas as described elsewhere in these risk factors. These requirements and other potential changes under CFPB regulations could harm our operations and financial results and change the way we operate our business.

We may also be subject to examination by the CFPB, which has broad authority to enforce consumer financial laws. In July 2011, many consumer financial protection functions formerly assigned to the federal banking agency and other agencies were transferred to the CFPB. The CFPB has a large budget and staff and has broad authority with respect to our money transfer service and related business. It is authorized to collect fines and provide consumer restitution in the event of violations, engage in consumer financial education, track consumer complaints, request data and promote the availability of financial services to underserved consumers and communities. In addition, the CFPB may adopt other regulations governing consumer financial services, including regulations defining unfair, deceptive or abusive acts or practices, and new model disclosures. The CFPB’s authority to change regulations adopted in the past by other regulators, or to rescind or alter past regulatory guidance, could increase our compliance costs and litigation exposure.

The Dodd-Frank Act establishes a Financial Stability Oversight Counsel that is authorized to designate as “systemically important” non-bank financial companies and payment systems. Companies designated under either standard will become subject to new regulation and regulatory supervision. If we were designated under either standard, the additional regulatory and supervisory requirements could result in costly new compliance burdens or may require changes in the way we conduct business that could harm our business.

The effect of the Dodd-Frank Act and the CFPB on our business and operations will be significant, in part because some of the Dodd-Frank Act’s implementing regulations have not been issued and the function and scope of the CFPB, the reactions of our competitors and the responses of consumers and other marketplace participants are uncertain.

New remittance rules adopted by the CFPB, which we expect to become effective in 2013, could harm us and the scope of our activities, and could harm our operations, results of operations and financial condition.

The CFPB has issued new remittance regulations that we expect to go into effect in 2013. Among other things, these regulations require money transmitters to disclose to customers, at the time of their transaction, certain transaction details, such as any fees charged, the foreign exchange rate and the amount of money to be disbursed to the recipient. Money transmitters must also provide the customer with a receipt, and inform the customer as to the date on which the money will be available to the recipient. In addition, the regulations require money transmitters to provide refunds to customers within certain timeframes and create a customer complaint process, according to which money transmitters must investigate certain notices of error according to certain timeframes. While we already comply with many of the new remittance regulations, we do not currently comply with all of them. For example, we do not currently provide a date when the funds will be available to the recipient. Additionally, our scheduled transfer product allows customers to set up a transaction for a date in the future, but we are not able to provide the foreign exchange rate for a future scheduled transfer. The CFPB rules may require money transmitters to provide an exchange rate for transactions scheduled fewer than five business days from authorization. As a result, we may need to alter our scheduled transfer product in 2013 to prohibit transactions that are scheduled within five business days of their authorization.

If we are unable to comply with all of the new remittance regulations by the date such regulations are effective, our business could be harmed. These regulations and other potential changes under CFPB regulations could harm our operations, results of operations and financial condition and change the way we operate our business.

Our disbursement partners generally are regulated institutions in their home jurisdiction, and money transfers are regulated by governments in both the United States and in the jurisdiction of the recipient. If our disbursement partners fail to comply with applicable laws, it could harm our business.

Money transfers are regulated by state, federal and foreign governments. Many of our disbursement partners are banks and are heavily regulated by their home jurisdictions. Our non-bank disbursement partners are also subject to money transfer regulations. We require regulatory compliance as a condition to our continued relationship, perform due diligence on our disbursement partners and monitor them periodically with the goal of meeting regulatory expectations. However, there are limits to the extent to which we can monitor their regulatory compliance. Any determination that our disbursement partners or their sub-disbursement partners have violated laws and regulations could seriously damage our reputation, resulting in diminished revenue and profit and increased operating costs. While our services are not directly regulated by governments outside the United States, except with respect to our subsidiary which is regulated by the Indian government, it is possible that in some cases we could be liable for the failure of our disbursement partners or their sub-disbursement partners to comply with laws, which also could harm our business, financial condition and results of operations.

We process, store and use personal information and other data, which subjects us to governmental regulation and other legal obligations related to privacy. Our actual or perceived failure to comply with such obligations could harm our business.

We receive, store and process personal information and other customer data, including bank account numbers, credit and debit card information, identification numbers and images of government identification cards. As a result, we are required to comply with the privacy provisions of the Gramm-Leach-Bliley Act of 1999, or the Gramm-Leach-Bliley Act, and the Payment Card Industry Data Security Standard. There are also numerous other federal, state and local laws around the world regarding privacy and the storing, sharing, use, processing, disclosure and protection of personal information and other customer data, the scope of which are changing, subject to differing interpretations, and may be inconsistent between countries or conflict with other applicable rules. It is possible that these obligations may be interpreted and applied in a manner that is inconsistent from one jurisdiction to another and may conflict with other rules or our business practices. Additionally, with advances in computer capabilities and data protection requirements to address ongoing threats, we may be required to expend significant capital and other resources to protect against potential security breaches or to alleviate problems caused by security breaches.

Any failure or perceived failure by us to comply with our privacy policies, our privacy-related obligations to customers or other third parties, or our privacy-related legal obligations, or any compromise of security that results in the unauthorized release or transfer of personally identifiable information or other customer data, may result in governmental enforcement actions, fines or litigation. If there is a breach of credit or debit card information that we store, we could also be liable to the issuing banks for their cost of issuing new cards and related expenses. In addition, a significant breach could result in our being prohibited from processing transactions for any of the relevant network organizations, such as Visa or MasterCard, which would harm our business. If any third parties with whom we work, such as marketing partners, vendors or developers, violate applicable laws or our policies, such violations may put our customers’ information at risk and could harm our business. Any negative publicity arising out of a data breach or failure to comply with applicable privacy requirements could damage our reputation and cause our customers to lose trust in us, which could harm our business, results of operations, financial position and potential for growth.

Public scrutiny of Internet privacy issues may result in increased regulation and different industry standards, which could deter or prevent us from providing our current services to our customers, thereby harming our business.

The regulatory framework for privacy issues worldwide is currently in flux and is likely to remain so for the foreseeable future. Practices regarding the collection, use, storage, transmission and security of personal information by companies operating over the Internet have recently come under increased public scrutiny. The U.S. government, including the Federal Trade Commission, or FTC, and the Department of Commerce, has announced that it is reviewing the need for greater regulation for the collection of information concerning consumer behavior on the Internet, including regulation aimed at restricting certain targeted advertising practices. Various government and consumer agencies have also called for new regulation and changes in industry practices. These data protection laws may be interpreted and applied inconsistently.

While we do not sell or share personally identifiable information with third parties for direct marketing purposes, we do have relationships with third parties that may allow them access to customer information for other purposes. For example, when we outsource functions such as customer support, tracking and reporting, and payment processing to other companies, we make customer information available to those companies to the extent necessary for them to provide their services. We believe our policies and practices comply with the FTC privacy guidelines and other applicable laws and regulations. However, if our belief proves incorrect, if there are changes to the guidelines, laws or regulations or their interpretation, or if new regulations are enacted that are inconsistent with our current business practices, our business could be harmed. We may be required to change our business practices, services or privacy policy, reconsider any plans to expand internationally, or obtain additional consents from our customers before collecting or using their information, among other changes. Changes like these could increase our operating costs and make it more difficult for customers to use our services, resulting in less revenue. Additionally, data collection, privacy and security have become the subject of increasing public concern. If Internet users were to reduce their use of our services as a result, our business could be harmed.

Risks Related Ownership of our Common Stock

If research analysts do not continue to publish research about our business or if they issue unfavorable commentary or downgrade our common stock, our stock price and trading volume could decline.

The trading market for our common stock depends in part on the research and reports that research analysts publish about us and our business. If we do not maintain adequate research coverage or if one or more analysts who covers us downgrades our stock or publishes inaccurate or unfavorable research about our business, the price of our common stock could decline. If one or more of the research analysts ceases to cover us or fails to publish reports on us regularly, demand for our common stock could decrease, which could cause our stock price or trading volume to decline.

Our principal stockholders, executive officers and directors own a significant percentage of our stock, have significant control of our management and affairs and can take actions that may be against your best interests.

Immediately following our IPO in February 2013, our executive officers and directors, and entities that are affiliated with them, beneficially owned an aggregate of 38.2% of our outstanding common stock. This significant concentration of stock ownership may adversely affect the trading price for our common stock because investors often perceive disadvantages in owning stock in companies with controlling stockholders. Also, as a result, these stockholders, acting together, may be able to control our management and affairs and other matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, such as mergers, consolidations or the sale of substantially all of our assets. Consequently, this concentration of ownership may have the effect of delaying or preventing a change in control, including a merger, consolidation or other business combination involving us, or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control, even if such a change in control would benefit our other stockholders.

Our stock price could decline due to the large number of outstanding shares of our common stock eligible for future sale.

Sales of substantial amounts of our common stock in the public market, or the perception that these sales could occur, could cause the market price of our common stock to decline. These sales could also make it more difficult for us to sell equity or equity-related securities in the future at a time and price that we deem appropriate. The 7,273,750 shares sold in our IPO are tradable without restriction. Of the remaining shares, 25,513,916 shares will be eligible for sale upon the expiration of lock-up agreements, subject in some cases to volume and other restrictions of Rule 144 and Rule 701 under the Securities Act of 1933, as amended, or the Securities Act.

The lock-up agreements from our initial public offering expire on August 13, 2013. Barclays Capital Inc., as representative of the underwriters, may, in their discretion and at any time, release all or any portion of the securities subject to lock-up agreements. We registered 9,595,910 shares of our common stock that have been issued or reserved for future issuance under our equity incentive plans on a Registration Statement on Form S-8. Once the lock-up from our initial public offering expires, these shares can be freely sold in the public market upon issuance, subject to Rule 144 restrictions for affiliates.

We may also issue shares of our common stock or securities convertible into our common stock from time to time in connection with a financing, acquisition or otherwise. Any such issuance could result in substantial dilution to our existing stockholders and cause the trading price of our common stock to decline.

We currently do not intend to pay dividends on our common stock and, consequently, an investor’s only opportunity to achieve a return on the investment is if the price of our common stock appreciates.

We currently do not plan to declare dividends on shares of our common stock in the foreseeable future. Consequently, an investor’s only opportunity to achieve a return on the investment in us will be if the market price of our common stock appreciates and the investor sells shares at a profit. There is no guarantee that the price of our common stock in the market will ever exceed the price that an investor paid.

Certain provisions of our certificate of incorporation and bylaws and of Delaware law could prevent a takeover that stockholders consider favorable and could also reduce the market price of our stock.

Our amended and restated certificate of incorporation and our amended and restated bylaws contain provisions that could delay or prevent a merger, acquisition or other change in control that stockholders may consider favorable, including transactions in which stockholders might otherwise receive a premium for their shares. These provisions may also prevent or delay attempts by stockholders to replace or remove our current management or members of our board of directors. These provisions include:

•	providing for a classified board of directors with staggered three-year terms, which could delay the ability of stockholders to change the membership of a majority of our board of directors;

•	not providing for cumulative voting in the election of directors, which limits the ability of minority stockholders to elect director candidates;

•

authorizing our board of directors to issue, without stockholder approval, preferred stock rights senior to those of common stock, which could be used to significantly dilute the ownership of a hostile acquirer;

•	prohibiting stockholder action by written consent, which forces stockholder action to be taken at an annual or special meeting of our stockholders;

•

limiting the persons who may call special meetings of stockholders, which could delay the ability of our stockholders to force consideration of a proposal or to take action, including the removal of directors; and

•

requiring advance notification of stockholder nominations and proposals, which may discourage or deter a potential acquirer from conducting a solicitation of proxies to elect the acquirer’s own slate of directors or otherwise attempting to obtain control of us.

The affirmative vote of the holders of at least 66 2/3% of our shares of capital stock entitled to vote is generally necessary to amend or repeal the above provisions that are contained in our amended and restated certificate of incorporation. Also, absent approval of our board of directors, our amended and restated by-laws may only be amended or repealed by the affirmative vote of the holders of at least 66 2/3% of our shares of capital stock entitled to vote.

In addition, we are subject to the provisions of Section 203 of the Delaware General Corporation Law. These provisions may prohibit large stockholders, in particular those owning 15% or more of our outstanding common stock, from engaging in certain business combinations without approval of substantially all of our stockholders for a certain period of time.

These and other provisions in our amended and restated certificate of incorporation, our amended and restated bylaws and under Delaware law could discourage potential takeover attempts, reduce the price that investors might be willing to pay for shares of our common stock in the future and result in the market price being lower than it would be without these provisions.

Item   2. Unregistered Sales of Equity Securities and Use of Proceeds

a) Sales of Unregistered Securities

From January 1, 2013 through March 31, 2013, we issued and sold to employees, consultants and other service providers an aggregate of 218,484 shares of common stock upon the exercise of options under the Amended and Restated 2010 Stock Option and Grant Plan at exercise prices ranging from $0.20 to $6.84 per share, for an aggregate exercise price of approximately $400,000.

(b) Use of Proceeds from Public Offering of Common Stock

On February 21, 2013, we closed our IPO, whereby 7,273,750 shares of common stock were sold to the public (inclusive of 948,750 shares of common stock sold by us pursuant to the full exercise of an overallotment option granted to the underwriters and 1,104,107 shares of common stock sold by selling stockholders) at a price of $16.00 per share. The offer and sale of all of the shares in the IPO were registered under the Securities Act pursuant to a registration statement on Form S-1 (File No. 333-185967), which was declared effective by the SEC on February 14, 2013, and a registration statement on Form S-1 (File No. 333-186694). We raised approximately $88.5 million in net proceeds after deducting underwriting discounts and commissions of approximately $6.9 million and other offering expenses of approximately $3.3 million. No payments were made by us to directors, officers or persons owning ten percent or more of our common stock or to their associates, or to our affiliates, other than payments in the ordinary course of business to officers for salaries, or as a result of sales of shares of common stock by selling stockholders in the offering. There has been no material change in the planned use of proceeds from our IPO as described in our final prospectus filed with the SEC on February 15, 2013 pursuant to Rule 424(b). We invested the funds received in cash equivalents and other short-term investments in accordance with our investment policy.

ITEM 6. Exhibits

The exhibits listed below are filed or incorporated by reference as part of this Report.

Exhibit Number	Description of Exhibits	Incorporated by Reference from Form	Incorporated by Reference from Exhibit Number	Date Filed

3.1	Amended and Restated Certificate of Incorporation.	S-1	3.3	January 11, 2013

3.2	Amended and Restated Bylaws.	S-1	3.5	January 11, 2013

4.1	Form of Common Stock certificate of the Registrant.	S-1	4.1	January 11, 2013

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.	Filed herewith

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.	Filed herewith

32.1*	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith

32.2*	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith

101.INS**	XBRL Instance Document	Filed herewith

101.SCH**	XBRL Taxonomy Extension Schema Document	Filed herewith

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith

*	The certification furnished in Exhibit 32.1 and Exhibit 32.2 hereto are deemed to accompany this Quarterly Report on Form 10-Q and will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, except to the extent that the Registrant specifically incorporates it by reference.
**	Users of this data are advised that, pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Date: April 30, 2013		XOOM CORPORATION

	By:	/s/ Ryno Blignaut
Ryno Blignaut
Chief Financial Officer and Chief Risk Officer (Principal Financial and Accounting Officer)