Form 10-Q
period 2013-06-30
XOOM Corp
filed 2013-07-31
CIK 1315657

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “accelerated filer,” “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

On July 19, 2013, 33,014,100 shares of the registrant’s Common Stock, $0.0001 par value, were issued and outstanding.

Xoom Corporation and Subsidiary

Xoom Corporation and Subsidiary

PART I – Financial Information

ITEM  1. Financial Statements

XOOM CORPORATION AND SUBSIDIARY

Condensed Consolidated Balance Sheets

(In thousands, except share and per share data)

	June 30,	December 31,
	2013	2012
	(unaudited)	(derived from audited financial statements)
Assets
Current assets:
Cash and cash equivalents	$91,072	$45,077
Disbursement prefunding	14,236	15,070
Short-term investments	61,571	25,125
Customer funds receivable	47,456	9,318
Prepaid expenses and other current assets	4,283	4,934

Total current assets	218,618	99,524
Noncurrent assets:
Property, equipment and software, net	3,787	3,884
Restricted cash	10,351	9,337
Other assets	264	348

Total assets	$233,020	$113,093

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$8,236	$7,150
Customer liabilities	23,642	8,536
Line of credit	24,000	15,000

Total current liabilities	55,878	30,686
Non-current liabilities:
Non-current portion of line of credit	25,000	25,000
Other non-current liabilities	91	87

Total liabilities	80,969	55,773

Stockholders’ equity:
Convertible preferred stock, $0.0001 par value. Authorized 0 and 86,726,665 shares; issued and outstanding 0 and 21,444,251 shares; aggregate liquidation preference $0 and $115,404 at June 30, 2013 and December 31, 2012, respectively	—	2
Common stock, $0.0001 par value. Authorized 500,000,000 and 135,000,000 shares; issued and outstanding 32,994,080 and 5,083,616 shares at June 30, 2013 and December 31, 2012, respectively	3	1
Additional paid-in capital	211,433	120,684
Accumulated other comprehensive income (loss)	(30)	(1)
Accumulated deficit	(59,355)	(63,366)

Total stockholders’ equity	152,051	57,320

Total liabilities and stockholders’ equity	$233,020	$113,093

See accompanying notes to condensed consolidated financial statements.

XOOM CORPORATION AND SUBSIDIARY

Condensed Consolidated Statements of Operations

(In thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
	(unaudited)
Revenue	$33,493	$21,008	$57,808	$37,953
Cost of revenue	10,119	7,381	17,638	12,842

Gross profit	23,374	13,627	40,170	25,111

Marketing	6,907	6,129	12,599	10,417
Technology and development	5,476	4,031	10,310	7,654
Customer service and operations	3,325	2,780	6,342	4,977
General and administrative	3,039	2,194	5,962	3,872

Total operating expense	18,747	15,134	35,213	26,920

Income (loss) from operations	4,627	(1,507)	4,957	(1,809)

Other income (expense):
Interest expense	(499)	(355)	(946)	(602)
Interest income	41	23	77	44
Other income	53	227	57	263

Income (loss) before provision for income taxes	4,222	(1,612)	4,145	(2,104)
Provision for income taxes	132	—	134	2

Net income (loss)	$4,090	$(1,612)	$4,011	$(2,106)

Net income (loss) per share:
Basic	$0.12	$(0.32)	$0.15	$(0.42)
Diluted	$0.11	$(0.32)	$0.11	$(0.42)
Weighted-average shares used to compute net income (loss) per share:
Basic	32,974	5,041	26,046	5,035

Diluted	37,263	5,041	35,865	5,035

See accompanying notes to condensed consolidated financial statements.

XOOM CORPORATION AND SUBSIDIARY

Condensed Consolidated Statements of Comprehensive Income (Loss)

(In thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
	(unaudited)
Net income (loss)	$4,090	$(1,612)	$4,011	$(2,106)
Unrealized (loss) gain on marketable securities, net of taxes of $0	(19)	(4)	(29)	6

Total comprehensive income (loss)	$4,071	$(1,616)	$3,982	$(2,100)

See accompanying notes to condensed consolidated financial statements.

XOOM CORPORATION AND SUBSIDIARY

Condensed Consolidated Statements of Cash Flows

(In thousands)

	Six Months Ended
	June 30,
	2013	2012
	(unaudited)
Cash flows from operating activities:
Net income (loss)	$4,011	$(2,106)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	1,737	1,008
Depreciation and amortization	972	613
Loss on disposal of fixed assets	—	1
Discount/premium on investments	409	274
Amortization of warrant issuance costs	55	18
Changes in operating assets and liabilities:
Disbursement prefunding	834	(2,365)
Customer funds receivable	(38,138)	(12,038)
Prepaid expenses and other current assets	651	(579)
Other assets	84	(114)
Customer liabilities	15,106	5,240
Transaction loss reserves	302	211
Accounts payable and accrued expenses	707	922
Other non-current liabilities	4	—

Net cash used in operating activities	(13,266)	(8,915)

Cash flows from investing activities:
Purchase of property, equipment and software	(798)	(1,760)
Purchase of marketable securities	(60,939)	(14,260)
Proceeds from sales and maturities of marketable securities	24,055	11,026
Change in restricted cash	(1,014)	(7,000)

Net cash used in investing activities	(38,696)	(11,994)

Cash flows from financing activities:
Net proceeds from issuance of preferred stock	—	(5)
Proceeds from exercise of common stock options	535	47
Net borrowings under line of credit	9,000	11,500
Proceeds from initial public offering, net of costs	88,422	—

Net cash provided by financing activities	97,957	11,542

Net increase (decrease) in cash and cash equivalents	45,995	(9,367)
Cash and cash equivalents, beginning of period	45,077	48,248

Cash and cash equivalents, end of period	$91,072	$38,881

Supplemental disclosures of cash flow information:
Cash paid for taxes	$2	$2
Cash paid for interest	$706	$410
Purchases of property and equipment in accounts payable and accrued expenses	$123	$12
Deferred offering costs not yet paid	$9	$1,489

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

On February 21, 2013, Xoom completed its initial public offering (“IPO”) whereby 7,273,750 shares of common stock were sold to the public (inclusive of 948,750 shares of common stock sold by the Company pursuant to the full exercise of an overallotment option granted to the underwriters and 1,104,107 shares of common stock sold by selling stockholders) at a price of $16.00 per share. The aggregate net proceeds received by the Company from the offering were $88.4 million, net of underwriting discounts and commissions and offering expenses payable by Xoom. Immediately prior to the closing of the IPO, all shares of the Company’s outstanding convertible preferred stock automatically converted into 21,444,251 shares of common stock.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Accordingly, they do not include all of the information and notes required by GAAP for annual financial statements. In the opinion of management, all adjustments consisting of normal and recurring entries considered necessary for a fair presentation of the results for the interim periods presented have been included. All significant intercompany balances and transactions have been eliminated. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect reported amounts in the financial statements and accompanying notes. These estimates are based on information available as of the date of the unaudited condensed consolidated financial statements. Therefore, actual results could differ from those estimates. Interim results are not necessarily indicative of the results for a full year. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the prospectus filed with the SEC on February 15, 2013 pursuant to Rule 424(b) under the Securities Act of 1933, as amended (the “Prospectus”). There have been no changes in the significant accounting policies from those that were disclosed in the audited consolidated financial statements for 2012 included in the Prospectus.

Certain items in the prior period’s consolidated financial statements have been reclassified to conform to the current period’s presentation. These reclassifications did not impact any prior amounts of reported total assets, total liabilities, stockholders’ equity or results of operations.

(2)	Recently Issued Accounting Pronouncements

In February 2013, the Financial Accounting Standards Board (“FASB”) amended the authoritative guidance related to comprehensive income. This update requires companies to provide information about the amounts reclassified out of accumulated other comprehensive income by component. The update is effective for fiscal years and interim periods beginning after December 15, 2012. The adoption of this new standard does not currently have a material impact on the Company’s consolidated financial statements.

(3)	Short-term Investments

Marketable securities, classified as available-for-sale, are stated at fair value. There were no other-than-temporary losses during any of the periods presented.

As of June 30, 2013, the Company’s short-term investments were $61.6 million, consisting of certificates of deposit of $1.0 million and marketable securities measured at fair value as follows (in thousands):

	June 30, 2013
	Amortized cost	Unrealized gains	Unrealized loss	Fair value
	(unaudited)
U.S. Agency notes	$20,530	$1	$(6)	$20,525
Corporate bonds	28,554	2	(28)	28,528
Commercial paper	11,518	—	—	11,518

Total Marketable Securities	$60,602	$3	$(34)	$60,571

As of December 31, 2012, the Company’s short-term investments were $25.1 million, consisting of certificates of deposit of $1.0 million and marketable securities measured at fair value as follows (in thousands):

	December 31, 2012
	Amortized cost	Unrealized gains	Unrealized loss	Fair value
U.S. Agency notes	$3,856	$1	$—	$3,857
Corporate bonds	11,128	1	(3)	11,126
Commercial paper	9,142	—	—	9,142

Total Marketable Securities	$24,126	$2	$(3)	$24,125

As of June 30, 2013 and December 31, 2012, there were no short-term investments with maturity dates greater than one year.

(4)	Fair Value Measurements

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

The Company’s cash equivalents and marketable securities that are measured at fair value on a recurring basis are classified as follows (in thousands):

	June 30, 2013			December 31, 2012
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
	(unaudited)
Cash and Cash Equivalents:
Money market funds	$35,832	$—	$—	$14,055	$—	$—
U.S. Agency notes	—	—	—	—	150	—
Corporate bonds	—	—	—	—	1,400	—
Commercial paper	—	1,300	—	—	—	—
Marketable Securities:
U.S. Agency notes	—	20,525	—	—	3,857	—
Corporate bonds	—	28,528	—	—	11,126	—
Commercial paper	—	11,518	—	—	9,142	—

	$35,832	$61,871	$—	$14,055	$25,675	$—

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

There were no transfers between Level 1 and Level 2 assets during any of the periods presented.

(5)	Property, Equipment and Software, Net

The following is a summary of property, equipment and software at cost, less accumulated depreciation and amortization (in thousands):

	June 30,	December 31,
	2013	2012
	(unaudited)
Office furniture and equipment	$3,858	$3,517
Software	3,441	2,932
Leasehold improvements	371	365

	7,670	6,814
Less: accumulated depreciation	(3,883)	(2,930)

	$3,787	$3,884

(6)	Accounts Payable and Accrued Expenses

The following is a summary of accounts payable and accrued expenses (in thousands):

	June 30,	December 31,
	2013	2012
	(unaudited)
Accounts payable	$1,411	$1,076
Accrued processing and disbursement costs	1,720	1,055
Accrued marketing expense	1,448	708
Other accrued expenses	3,657	4,311

	$8,236	$7,150

The Company is exposed to transaction losses due to fraud, as well as nonperformance of third parties and customers. The Company establishes reserves for such losses based on historical trends and any specific risks identified in processing customer transactions. Recoveries are reflected as a reduction in the reserve for transaction losses when the recovery occurs. This reserve is included in accounts payable and accrued expenses on the accompanying condensed consolidated balance sheets. The following table summarizes the Company’s reserve for transaction losses for the following period (in thousands, unaudited):

Balance at December 31, 2012	Additions to Expense	Losses Incurred	Balance at June 30, 2013
$547	$6,159	$(5,857)	$849

(7)	Line of Credit

During the six months ended June 30, 2013, the Company borrowed $313.0 million and repaid $304.0 million under its line of credit. During the six months ended June 30, 2012, the Company borrowed $311.0 million and repaid $299.5 million under its line of credit.

In May 2013, the Company increased the outstanding letter of credit from $10.0 million to $15.0 million.

At June 30, 2013, the Company had $16.0 million available under its $80.0 million line of credit, reflecting $49.0 million outstanding under the line of credit and $15.0 million reserved under the standby letter of credit. The interest rate at June 30, 2013 and December 31, 2012 was 4.5%.

(8)	Income Taxes

The income tax provision for the three months ended June 30, 2013 and 2012 was $132,000 and $0, respectively, and the income tax provision for the six months ended June 30, 2013 and 2012 was $134,000 and $2,000, respectively. The change is primarily due to increased amounts of income which puts the Company into a U.S. federal minimum tax. The Company provides for income taxes using an asset and liability approach, under which deferred income taxes are provided based upon enacted tax laws and rates applicable to periods in which the taxes become payable.

The Company is subject to income tax in U.S. federal and various state jurisdictions. Presently, there are no ongoing income tax examinations in the jurisdictions where the Company operates.

As of June 30, 2013, the Company remains on a full valuation allowance deferred tax asset position. The realization of the Company’s deferred tax assets depends primarily on its ability to generate sufficient U.S. taxable income in future periods. The amount of deferred tax assets considered realizable may increase or decrease in subsequent quarters as management reevaluates the underlying basis for the estimates of future domestic taxable income.

(9)	Stock-based Compensation

The fair value for options granted was estimated at the date of the grant using a Black-Scholes option-pricing model. The weighted-average grant date fair value of options granted was $8.98 and $5.19 for the three months ended June 30, 2013 and 2012, respectively, and $8.98 and $3.35 for the six months ended June 30, 2013 and 2012, respectively. The following table presents the weighted-average assumptions for options granted during the periods presented:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
	(unaudited)
Expected term (in years)	6.2	6.0	6.2	6.3
Risk-free interest rate	1.02%	0.99%	1.02%	1.37%
Dividend yield	None	None	None	None
Volatility rate	44%	41%	44%	42%

The following table presents the effects of stock-based compensation on the Company’s condensed consolidated statement of operations during the periods presented (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
	(unaudited)
Stock-based compensation expense:
Marketing	$106	$66	$198	$117
Technology and development	296	170	522	318
Customer service and operations	107	67	184	109
General and administrative	450	281	833	464

	$959	$584	$1,737	$1,008

Stock option activity and related information during the period indicated was as follows (unaudited):

	Options Outstanding	Weighted- Average Exercise Price	Options Exercisable	Exercisable Weighted- Average Exercise Price
Outstanding at December 31, 2012	6,730,520	$5.10	3,352,116	$2.20
Granted	354,250	20.82
Exercised	(265,560)	2.02
Forfeited	(88,749)	10.34

Outstanding at June 30, 2013	6,730,461	$5.98	3,694,041	$2.94

On May 31, 2013, the Company granted 6,056 shares of unrestricted stock to certain non-employee directors of the Company who elected to receive their annual retainer in the form of Company stock in accordance with the Company’s Non-Employee Director Compensation Policy. These unrestricted stock awards were granted under the 2012 Stock Option and Incentive Plan and were fully vested on the date of grant.

As of June 30, 2013, there were 6,669,575 options that had vested and are expected to vest with a weighted-average exercise price of $5.95 and a weighted-average contractual life of 6.8 years. As of December 31, 2012, there were 6,663,152 options that had vested and were expected to vest with a weighted-average exercise price of $5.08 and a weighted-average contractual life of 7.1 years.

The aggregate intrinsic value of options outstanding was $114.0 million and the aggregate intrinsic value of options exercisable was $73.8 million as of June 30, 2013.

The total intrinsic value of options exercised was approximately $807,000 and $68,000 for the three months ended June 30, 2013 and 2012, respectively, and $4.0 million and $86,000 for the six months ended June 30, 2013 and 2012, respectively.

The total fair value of options vested was approximately $724,000 and $362,000 for the three months ended June 30, 2013 and 2012, respectively, and $1.9 million and $563,000 for the six months ended June 30, 2013 and 2012, respectively.

As of June 30, 2013, there was $11.3 million of total unrecognized compensation expense related to option grants, which is expected to be recognized over a weighted-average period of 3.22 years.

(10)	Warrants

As of December 31, 2012, the Company had outstanding warrants to purchase 35,778 shares of common stock at a weighted-average exercise price of $4.84 per share. The warrants contained a customary cashless exercise feature, which allowed the warrant holder to pay the exercise price of the warrant by forfeiting a portion of the exercised warrant shares with a value equal to the aggregate exercise price. As part of the IPO, the warrants were exchanged for 24,955 shares of the Company’s common stock in a cashless exercise. As of June 30, 2013, the Company had no outstanding warrants.

(11)	Earnings (Loss) Per Share

Basic earnings (loss) per share is computed by dividing the net income (loss) by the weighted-average number of shares of common stock outstanding during the period. Diluted earnings (loss) per share is computed using the weighted-average number shares of common stock outstanding during the period and, when dilutive, potential common shares outstanding during the period. Potential common shares consist of incremental shares issuable upon the assumed exercise of stock options, preferred stock and warrants. Diluted earnings (loss) per share is the same as basic earnings (loss) per share for the three and six months ended June 30, 2012 because the effects of potentially dilutive items were anti-dilutive given the Company’s net loss in each of those periods.

The following table presents the calculation of earnings (loss) per share (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
	(unaudited)
Basic earnings (loss) per share:
Numerator
Net income (loss)	$4,090	$(1,612)	$4,011	$(2,106)

Denominator
Weighted-average common shares	32,974	5,041	26,046	5,035

Basic earnings (loss) per share	$0.12	$(0.32)	$0.15	$(0.42)

Diluted earnings (loss) per share:
Numerator:
Net income (loss)	$4,090	$(1,612)	$4,011	$(2,106)

Denominator:
Weighted-average common shares	32,974	5,041	26,046	5,035

Weighted-average shares from convertible preferred stock	—	—	5,331	—
Effect of dilutive securities	4,289	—	4,488	—

Weighted-average common shares and equivalents	37,263	5,041	35,865	5,035

Diluted earnings (loss) per share	$0.11	$(0.32)	$0.11	$(0.42)

The following securities have been excluded from the calculation of diluted net earnings (loss) per share of common stock for the periods presented because including them would have been anti-dilutive (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
	(unaudited)
Common shares from convertible preferred stock	—	21,444	—	21,444
Common shares from common stock warrants	—	36	—	36
Stock options outstanding	349	6,242	355	6,242

Total common stock equivalents	349	27,722	355	27,722

(12)	Legal Proceedings

In February 2011, the Company filed a lawsuit in federal court in the Northern District of California against Motorola Mobility, Inc. and other affiliated companies (together, “Motorola”) alleging trademark infringement and other related claims, stemming from Motorola’s use of the name “XOOM” in connection with its wireless tablet devices and related accessories. In July 2013, the Company and Motorola (together, the “Parties”) entered into a confidential settlement agreement. As a result of the settlement, the matter has been resolved to the satisfaction of the Parties, and Motorola will phase out its use of the “XOOM” brand. The settlement did not have a significant impact on the financial position of the Company or its financial statements.

The Company is not a party to any other material pending legal proceedings. The Company may also be involved from time to time in various legal proceedings in the normal course of business.

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

Overview

We are a pioneer and leader in the digital consumer-to-consumer international money transfer industry. Our customers use Xoom to send money to family and friends in 30 countries. Since January 1, 2008, our customers have used Xoom to send $9.3 billion, including $2.7 billion for the six months ended June 30, 2013. We believe we are creating significant value for our customers by providing a convenient, fast and cost-effective solution for international money transfers.

Our solutions are built on our proprietary technology which, combined with our risk management capabilities and global disbursement partner network, constitute our operating platform. Our technology enables easy-to-use online and mobile sender interfaces, effective risk management and seamless integration with our disbursement partners’ systems.

We believe our business model is characterized by predictable and recurring revenue from our large and growing base of new and repeat customers. Revenue from our repeat customers continued to be over 90% of our total revenue for the six months ended June 30, 2013. In the six months ended June 30, 2013, we experienced significant growth as compared to the same period in 2012 as our customer base expanded. Revenue increased from $38.0 million for the six months ended June 30, 2012 to $57.8 million for the six months ended June 30, 2013.

We launched our mobile strategy in November 2011 and continue to make product enhancements. During the six months ended June 30, 2013, 29% of the total number of transactions was sent via mobile devices compared to 16% in the same period in the prior year. During the six months ended June 30, 2013, approximately $467 million of our gross sending volume was sent from mobile devices which represented growth of approximately 200% compared to the same period in the prior year. In June 2013, we announced the release of our new money transfer application. This application is simple to use and includes the ability for customers to, with “one tap and one swipe”, send money to their loved ones in seconds.

During the six months ended June 30, 2013, we launched the following new initiatives to enhance our customer experience and expand our reach in the Mexican and Indian communities:

•	StatusTrak, a new tracking center that provides customers a variety of ways to track their transfers by text message, email updates and 24/7 customer support;

•	Pay Only When Received, or POWR, an initiative that gives customers assurance that we will only withdraw their money when it is received by their recipients;

•	Four hour deposit to India, a quick deposit service to India where customers can transfer money to any Rupee-denominated bank account in India in four hours when sent during Indian banking hours;

•	Strong marketing campaign focused on expanding our reach in the Mexican community; and

•	Indian marketing campaign featuring Indian superstar Amitabh Bachchan as its brand ambassador of Xoom’s revolutionary four hour bank deposit to India.

In February 2013, the Reserve Bank of India extended its rupee drawing arrangement, or RDA, to money transmitters based in the United States. In July 2013, we began processing transactions to India via RDA. Prior to July 2013, we processed transactions to India exclusively through our wholly-owned subsidiary, buyindiaonline.com Inc., pursuant to its license under the Money Transfer Service Scheme, or MTSS, issued by the Reserve Bank of India. Now we are processing the vast majority of transactions to India, without the involvement of our subsidiary, pursuant to RDA. There are fewer limitations on transactions processed pursuant to RDA. For example, we are now able to process transactions to bank accounts held by non-resident Indians, and we are no longer subject to the $2,500 transaction limit required by MTSS.

On February 21, 2013, we completed our initial public offering, or IPO, whereby 7,273,750 shares of our common stock were sold to the public (inclusive of 948,750 shares of common stock sold by us pursuant to the full exercise of an overallotment option granted to the underwriters and 1,104,107 shares of common stock sold by selling stockholders) at a price of $16.00 per share. The aggregate net proceeds received by us from the offering were $88.4 million, net of underwriting discounts and commissions and offering expenses payable by us. Immediately prior to the completion of the IPO, all shares of our outstanding convertible preferred stock automatically converted into 21,444,251 shares of common stock.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Other Financial and Operational Data:
Gross Sending Volume	$1,606,584,000	$884,357,000	$2,662,431,000	$1,530,398,000
Transactions	2,582,000	1,648,000	4,621,000	3,002,000
Active Customers	919,610	658,233	919,610	658,233
New Customers	134,899	116,100	244,530	208,416
Cost Per Acquisition of a New Customer	$44	$45	$42	$43
Adjusted EBITDA (in thousands)	$6,149	$(345)	$7,723	$75

Gross Sending Volume. We define gross sending volume, or GSV, as the total principal amount of funds sent by our customers in a given period, which does not include our fees. A percentage of GSV does not ultimately get paid out to recipients due to customer cancellations, our risk management decisions and customer error. In the periods presented, this percentage has ranged from 2.75% to 3.50%. Our GSV increased 82% and 74% for the three and six months ended June 30, 2013, respectively, compared to the same period in the prior year. Some of our customers transact more depending on the value of the local currency relative to the U.S. dollar.

Transactions. This represents the total number of transactions sent by our customers in a given period. A small percentage of transactions do not ultimately get paid out to recipients due to customer cancellations, our risk management decisions and customer error. Our transactions increased 57% and 54% for the three and six months ended June 30, 2013, respectively, compared to the same period in the prior year.

Active Customers. We define active customers as the number of customers who have sent at least one transaction during a trailing twelve month period. A new customer with one transaction during a trailing twelve month period would also be included as an active customer in the same period. Our active customers increased 40% for the six months ended June 30, 2013 compared to the same period in the prior year.

New Customers. We define new customers as those customers who have sent their first transaction in a given period. Our new customer growth increased by 16% and 17% for the three and six months ended June 30, 2013, respectively, compared to the same period in the prior year.

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

Adjusted EBITDA. Adjusted EBITDA is a non-GAAP financial measure that we calculate as net income (loss) adjusted for provision for income taxes, interest expense, interest income, depreciation and amortization and stock-based compensation. We believe that adjusted EBITDA provides useful information to investors in understanding and evaluating our business in the same manner as our management and board of directors. Non-GAAP financial measures should be considered supplemental in nature and is not meant as a substitute for the related financial information prepared in accordance with GAAP. The following table presents a reconciliation of adjusted EBITDA for each of the periods presented:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
	(in thousands)
	(unaudited)
Reconciliation of Adjusted EBITDA:
Net income (loss)	$4,090	$(1,612)	$4,011	$(2,106)
Provision for income taxes	132	—	134	2
Interest expense	499	355	946	602
Interest income	(41)	(23)	(77)	(44)
Depreciation and amortization	510	351	972	613
Stock-based compensation	959	584	1,737	1,008

Adjusted EBITDA	$6,149	$(345)	$7,723	$75

Basis of Presentation

Revenue. We generate revenue from transaction fees charged to customers, and foreign exchange spreads on transactions where the payout currency is other than U.S. dollars. Our revenue is derived from each transaction and may vary based on the size of the transaction, the funding method used, the currency to ultimately be disbursed and the country to which the funds are transferred. Revenue is recognized net of cancellations and refunds. Revenue growth will depend on our ability to retain active customers and attract new customers.

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

Provision for Income Taxes. Provision for income taxes consists of federal and state income taxes in the United States. We have not been required to pay U.S. federal income taxes to date because of our current and accumulated net operating losses which totaled $56.6 million as of December 31, 2012. Since inception, we have only been required to pay minimal state income taxes. For the three and six months ended June 30, 2013 tax expense was $132,000 and $134,000, respectively, which consists of U.S. federal minimum tax and state income taxes. In the event we expand our operations outside the United States, we will become subject to foreign taxes and our effective tax rate could change accordingly.

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

Recently Issued Accounting Pronouncements

In February 2013, the Financial Accounting Standards Board amended the authoritative guidance related to comprehensive income. This update requires companies to provide information about the amounts reclassified out of accumulated other comprehensive income by component. The update is effective for fiscal years and interim periods beginning after December 15, 2012. The adoption of this new standard does not currently have a material impact on our consolidated financial statements.

Results of Operations

The following tables set forth our results of operations in dollars and as a percentage of revenue for the periods presented. The period-to-period comparison of financial results is not necessarily indicative of future results.

XOOM CORPORATION AND SUBSIDIARY

Condensed Consolidated Statements of Operations

(In thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
	(unaudited)
Revenue	$33,493	$21,008	$57,808	$37,953
Cost of revenue	10,119	7,381	17,638	12,842

Gross profit	23,374	13,627	40,170	25,111

Marketing	6,907	6,129	12,599	10,417
Technology and development	5,476	4,031	10,310	7,654
Customer service and operations	3,325	2,780	6,342	4,977
General and administrative	3,039	2,194	5,962	3,872

Total operating expense	18,747	15,134	35,213	26,920

Income (loss) from operations	4,627	(1,507)	4,957	(1,809)

Other income (expense):
Interest expense	(499)	(355)	(946)	(602)
Interest income	41	23	77	44
Other income	53	227	57	263

Income (loss) before provision for income taxes	4,222	(1,612)	4,145	(2,104)
Provision for income taxes	132	—	134	2

Net income (loss)	$4,090	$(1,612)	$4,011	$(2,106)

Revenue

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2013	2012	% Change	2013	2012	% Change
	(in thousands)
	(unaudited)
Revenue	$33,493	$21,008	59%	$57,808	$37,953	52%

In the three months ended June 30, 2013, revenue increased $12.5 million, or 59%, compared to the three months ended June 30, 2012. The increase was primarily due to a 40% increase in active customers, which included 134,899 new customers added during the three months ended June 30, 2013. Revenue grew at a faster rate than the increase in our active customers because quarterly revenue per average active customer grew from $34 to $38, or 12%, for the three months ended June 30, 2013 compared to the same period in the prior year. The increase was due to changes in the mix of transactions to the countries we served towards those with higher transaction amounts.

In the six months ended June 30, 2013, revenue increased $19.9 million, or 52%, compared to the six months ended June 30, 2012. The increase was primarily due to a 40% increase in active customers, which included 244,530 new customers added during the six months ended June 30, 2013. Revenue grew at a faster rate than the increase in our active customers because six-month revenue per average active customer grew from $65 to $68, or 6%, for the six months ended June 30, 2013 compared to the same period in the prior year. The increase was due to changes in the mix of transactions to the countries we served towards those with higher transaction amounts.

Cost of Revenue

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2013	2012	% Change	2013	2012	% Change
	(dollars in thousands)
	(unaudited)
Cost of revenue	$10,119	$7,381	37%	$17,638	$12,842	37%
Percentage of revenue	30%	35%		31%	34%

In the three months ended June 30, 2013, cost of revenue increased $2.7 million, or 37%, compared to the three months ended June 30, 2012. The increase in cost of revenue was driven by a $1.7 million increase to $5.7 million in processing and disbursement costs to support the 57% increase in transactions and a $1.4 million increase in the provision for transaction losses due to the increase in our GSV. This was partially offset by a decrease of $0.3 million in costs related to Refer-A-Friend and other incentive programs. The decrease in cost of revenue as a percentage of revenue and corresponding increase in gross profit for the three months ended June 30, 2013 was primarily a result of a reduction in disbursement costs per transaction due to the shift in country concentration.

In the six months ended June 30, 2013, cost of revenue increased $4.8 million, or 37%, compared to the six months ended June 30, 2012. The increase in cost of revenue was driven by a $3.1 million increase to $10.5 million in processing and disbursement costs to support the 54% increase in transactions and a $2.2 million increase in the provision for transaction losses due to the increase in our GSV. This was partially offset by a decrease of $0.5 million in costs related to Refer-A-Friend and other incentive programs. The decrease in cost of revenue as a percentage of revenue and corresponding increase in gross profit for the six months ended June 30, 2013 was primarily a result of a reduction in disbursement costs per transaction due to the shift in country concentration.

Marketing Expense

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2013	2012	% Change	2013	2012	% Change
	(dollars in thousands)
	(unaudited)
Marketing	$6,907	$6,129	13%	$12,599	$10,417	21%
Percentage of revenue	21%	29%		22%	27%

In the three months ended June 30, 2013, marketing expense increased $0.8 million, or 13%, compared to the three months ended June 30, 2012. The increase was primarily due to an expansion of our marketing programs to drive increased customer acquisition, including increasing television, online and incentive promotions by $0.6 million to $5.9 million during the three months ended June 30, 2013.

In the six months ended June 30, 2013, marketing expense increased $2.2 million, or 21%, compared to the six months ended June 30, 2012. The increase was primarily due to an expansion of our marketing programs to drive increased customer acquisition, including increasing television, online and incentive promotions by $1.7 million to $10.5 million during the six months ended June 30, 2013. The remaining increase was due to personnel-related costs (including stock-based compensation).

Technology and Development Expense

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2013	2012	% Change	2013	2012	% Change
	(dollars in thousands)
	(unaudited)
Technology and development	$5,476	$4,031	36%	$10,310	$7,654	35%
Percentage of revenue	16%	19%		18%	20%

In the three months ended June 30, 2013, technology and development expense increased $1.4 million, or 36%, compared to the three months ended June 30, 2012. The increase was primarily the result of an increase in personnel-related costs of $1.0 million to $4.3 million (including stock-based compensation) due to an increase in headcount from 63 to 89 employees to expand and improve our service. The remaining increase was due to an increase in facilities, information technology and other infrastructure costs.

In the six months ended June 30, 2013, technology and development expense increased $2.7 million, or 35%, compared to the six months ended June 30, 2012. The increase was primarily the result of an increase in personnel-related costs of $1.9 million to $8.1 million (including stock-based compensation) due to an increase in headcount from 63 to 89 employees to expand and improve our service. The remaining increase was due to an increase in depreciation and amortization expense of $0.3 million and an increase in facilities, information technology and other infrastructure costs.

Customer Service and Operations Expense

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2013	2012	% Change	2013	2012	% Change
	(dollars in thousands)
	(unaudited)
Customer service and operations	$3,325	$2,780	20%	$6,342	$4,977	27%
Percentage of revenue	10%	13%		11%	13%

In the three months ended June 30, 2013, customer service and operations expense increased $0.5 million, or 20%, compared to the three months ended June 30, 2012. The increase was primarily due to an increase in the volume of transactions we processed, resulting in an increase in costs of $0.4 million to $1.9 million associated with our outsourced customer call centers.

In the six months ended June 30, 2013, customer service and operations expense increased $1.4 million, or 27%, compared to the six months ended June 30, 2012. The increase was primarily due to an increase in the volume of transactions we processed, resulting in an increase in costs of $1.0 million to $3.6 million associated with our outsourced customer call centers. The remaining increase was due to an increase in call center costs of $0.2 million.

General and Administrative Expense

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2013	2012	% Change	2013	2012	% Change
	(dollars in thousands)
	(unaudited)
General and administrative	$3,039	$2,194	39%	$5,962	$3,872	54%
Percentage of revenue	9%	10%		10%	10%

In the three months ended June 30, 2013, general and administrative expense increased $0.8 million, or 39%, compared to the three months ended June 30, 2012. The increase was primarily the result of an increase in personnel-related costs of $0.6 million to $1.9 million (including stock-based compensation) due to an increase in headcount from 26 to 37 employees to support our overall growth.

In the six months ended June 30, 2013, general and administrative expense increased $2.1 million, or 54%, compared to the six months ended June 30, 2012. The increase was primarily the result of an increase in personnel-related costs of $1.3 million to $3.6 million (including stock-based compensation) due to an increase in headcount from 26 to 37 employees to support our overall growth, and an increase in consulting and professional services of $0.3 million. The remaining increase was due to an increase in facilities, information technology and other infrastructure costs.

Interest Expense

Interest expense increased $0.1 million and $0.3 million in the three and six months ended June 30, 2013, respectively, compared to the same periods in the prior year as a result of the increase in average outstanding debt balances on our line of credit compared to the same periods in the prior year.

Liquidity and Capital Resources

Since inception, we have financed our operations and capital expenditures through the sale of preferred and common stock and borrowings and, to a lesser extent, exercise of stock options to purchase common stock. Our principal uses of cash are funding our operations and capital expenditures.

As of June 30, 2013, we had cash, cash equivalents, disbursement prefunding and short-term investments of $166.9 million, which consisted of cash, money market funds, U.S. government securities, commercial paper, certificates of deposit, corporate bonds and prefunded balances with some of our disbursement partners. All of our cash equivalents and short-term investments are held at U.S. financial institutions.

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

Our Indebtedness

In October 2009, we entered into a line of credit agreement, or the Loan Agreement, with Silicon Valley Bank, or SVB, which was amended in September 2012 to add a second lender and increase the available borrowing amount. The Loan Agreement allows for borrowings up to $80.0 million, bearing interest at the greater of prime plus 1.25% or 4.50%. The line of credit is scheduled to mature on September 19, 2014, at which time all outstanding borrowings would be due and payable. As part of the line of credit, we had a $10.0 million standby letter of credit which increased to $15.0 million in May 2013. At June 30, 2013, we had $16.0 million available under our line of credit, reflecting $49.0 million outstanding under the line of credit and $15.0 million reserved under the standby letter of credit. We were in compliance with all of our debt covenants as of June 30, 2013.

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

The following table summarizes our cash flows for the periods presented (in thousands):

	Six Months Ended
	June 30,
	2013	2012
	(unaudited)
Net cash used in operating activities	$(13,266)	$(8,915)
Net cash used in investing activities	(38,696)	(11,994)
Net cash provided by financing activities	97,957	11,542

Operating Activities

Our use of cash for the six months ended June 30, 2013 was attributable to changes in our working capital of $20.5 million, partially offset by $4.0 million of our net income and $3.2 million in adjustments for non-cash items. Adjustments for non-cash items primarily consisted of stock-based compensation, depreciation and amortization expense and accretion of discounts and premiums on short-term investments. The use of cash resulting from changes in our working capital primarily consisted of an increase in customer funds receivable of $38.1 million relating to the timing of transactions in process, partially offset by an increase in customer liabilities of $15.1 million related to money that had not yet been disbursed. The significant increase in customer funds receivable and customer liabilities was due to the quarter ending on a weekend, rather than on a Monday which was the case at December 31, 2012.

Our use of cash for the six months ended June 30, 2012 was attributable to changes in our working capital of $8.7 million and our net loss of $2.1 million, partially offset by $1.9 million in adjustments for non-cash items. Adjustments for non-cash items primarily consisted of stock-based compensation, depreciation and amortization expense and accretion of discounts and premiums on short-term investments. The use of cash resulting from changes in our working capital primarily consisted of an increase in customer funds receivable of $12.0 million relating to the timing of transactions in process, partially offset by an increase in customer liabilities of $5.2 million related to money that had not yet been disbursed.

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

We used $36.9 million and $3.2 million in six months ended June 30, 2013 and 2012, respectively, in net purchases of short-term investments.

We used $0.8 million and $1.8 million for purchases of property, equipment and development of software in the six months ended June 30, 2013 and 2012, respectively.

In addition, we had an increase in our restricted cash of $1.0 million during the six months ended June 30, 2013, due to higher collateral requirements under our subsidiary’s license to disburse funds in India as a result of increased sending volume to India. During the six months ended June 30, 2012, we integrated a new ACH payment processor and increased our GSV with an existing ACH payment processor, which required us to restrict an additional $7.0 million of our cash as collateral.

Financing Activities

Our financing activities have primarily consisted of net proceeds from the issuance of preferred and common stock, exercise of preferred stock warrants and common stock options and repayments and borrowings under our line of credit.

Cash provided by financing activities was $98.0 million in the six months ended June 30, 2013 primarily due to the $88.4 million net proceeds from our IPO of common stock and net borrowings of $9.0 million under our line of credit.

Cash provided by financing activities was $11.5 million in the six months ended June 30, 2012 consisting primarily of net borrowings of $11.5 million under our line of credit.

Off-Balance Sheet Arrangements

As described in “—Our Indebtedness” above, SVB issued a standby letter of credit which satisfies the additional collateral requirement to maintain our subsidiary’s license to operate in India. As of June 30, 2013 and December 31, 2012, we had $15.0 million and $10.0 million, respectively, reserved under our standby letter of credit.

Contractual Obligations and Commitments

The following table describes our contractual obligations as of June 30, 2013 (in thousands):

	Payments Due by Period
		Less than	1-3	4-5
	Total	1 year	years	years
	(unaudited)
Line of credit	$49,000	$24,000	$25,000	$—
Operating lease obligations	$4,314	$1,245	$2,627	$442

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

Foreign Exchange Risk

We are exposed to foreign exchange risk as we offer our services in 30 countries and disburse our transactions in multiple foreign currencies. However, we believe that this risk is somewhat limited because these transactions are usually disbursed in less than six business days. As of June 30, 2013 and December 31, 2012, we had not entered into any foreign exchange hedging contracts.

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

PART II – OTHER INFORMATION

ITEM 1. Legal Proceedings

In February 2011, we filed a lawsuit in federal court in the Northern District of California against Motorola Mobility, Inc. and other affiliated companies, together, Motorola, alleging trademark infringement and other related claims, stemming from Motorola’s use of the name “XOOM” in connection with its wireless tablet devices and related accessories. In July 2013, we and Motorola, together, the Parties, entered into a confidential settlement agreement. As a result of the settlement, the matter has been resolved to the satisfaction of the Parties, and Motorola will phase out its use of the “XOOM” brand. The settlement did not have a significant impact on our financial position or on our financial statements.

We are not a party to any other material pending legal proceedings. We may also be involved from time to time in various legal proceedings in the normal course of business.

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

This requires us to have access to significant amounts of capital, particularly at high volume sending times which we may not be able to forecast accurately. Our need to access capital will increase as our number of customers, transactions processed, and GSV increases. If we do not have sufficient capital, we may not be able to pursue our growth strategy, fund key strategic initiatives, such as feature development, or continue to transfer money to recipients before we receive the funds from our customers, which we refer to as instant ACH transactions. In addition, we may not be able to meet new capital requirements introduced or required by our regulators and payment processors. Increases in our transactions processed, even if short term in nature, can cause increases in our capital requirements. We currently have a line of credit but there can be no assurance that the line of credit will be sufficient or that we will have access to additional capital. Failure to meet capital requirements or to have access to sufficient capital could harm our business, financial condition and results of operations.

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

As of June 30, 2013, we had $49.0 million in indebtedness outstanding, as well as $16.0 million available borrowing capacity under our line of credit and $15.0 million reserved under our standby letter of credit, and we may incur additional indebtedness in the future.

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

We have seen increased money transfer volume if the U.S. dollar strengthens against certain currencies. Conversely, we have seen decreased money transfer volume if the U.S. dollar weakens against certain currencies. In particular, we experience abrupt changes in money transfer volume to India when the U.S. dollar strengthens or weakens against the Indian rupee. As foreign exchange rates vary, revenue and other results of operations may differ materially from expectations. We have in the past and may in the future experience significant volatility in foreign exchange rates which we believe has resulted in short-term increases in transactions and GSV. We may not be able to predict how perceptions of foreign exchange rates will influence customer behavior. It is possible that customers may choose not to send transactions, or not to send as much money per transaction, after a period of particularly high sending activity. This uncertainty may make it more difficult to forecast revenue and results of operations.

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

The markets in which we compete are highly competitive and are highly fragmented. Our largest competitors are The Western Union Company and MoneyGram Payment Systems, Inc. We also compete against smaller, country-specific competitors, banks and informal person-to-person money transfer service providers that evade regulation. For example, in money transfers sent from the United States to India, we compete with ICICI Bank. In the future, new competitors, alliances, or consolidation among established companies may emerge, or competitors may leave the market, resulting in a changed competitive environment. Some of our competitors have longer operating histories, significantly greater financial, technical, marketing, customer service and other resources, greater name recognition, exclusive agreements or a larger base of customers in affiliated businesses than us. Our competitors may respond to new or emerging technologies and changes in customer requirements faster and more effectively than us. Our competitors may devote greater resources to the development, promotion and sale of money transfer services, offer lower prices or better exchange rates and may negotiate exclusive deals which would reduce our opportunities. For example, our competitors have offered coupons for free money transfers and, in India, have established no fee services. Competing services tied to established banks and other financial institutions may offer greater liquidity or superior foreign exchange rates and engender greater consumer confidence in the safety and efficacy of their services than us. We expect competition to continue to intensify. This competition could result in increased pricing pressure, reduced profit margins, increased sales and marketing expenses, our failure to increase market share, or our loss of market share, any of which could harm our business, results of operations and financial condition. There can be no assurance that growth in the online money transfer market will continue and that competitors would not decrease our market share. If we are unable to compete effectively and continue to grow our business, our business, financial condition and results of operations could be harmed.

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

•

Our funds are held by banks in the United States and abroad. During high volume sending periods, a significant portion of our available cash may be held in an account or accounts outside of the United States. Our payment processors, the commercial banks that hold our funds, our disbursement partners and the financial institutions that hold prefunding accounts for our disbursement partners or our disbursement collateral could fail or experience sustained deterioration in liquidity. This could lead to our inability to move funds on a global and timely basis as required to pay money transfers and receive settlement funds, loss of prefunded balances or a breach in our regulatory capital requirements if we are unable to recover our funds;

•

Our line of credit is one source of funding for our liquidity needs. If our lenders were unable or unwilling to fulfill their lending commitments to us, our short-term liquidity and ability to operate our business could be harmed;

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

Individual customer transactions, making up, in aggregate, more than 90% of the volume of amounts sent through Xoom, which we refer to as GSV, is released for disbursement prior to our receiving funds from our customers, which exposes us to repayment risk. If customers have insufficient funds in their bank accounts or have closed their bank accounts and we are unable to collect the funds from customers, our revenue will decline and our business may be harmed. We also offer our customers the ability to transfer money utilizing their credit or debit card. Because these are card-not-present transactions, they involve a greater risk of fraud. If we are unable to effectively manage our payment and fraud risks, our business may be harmed.

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

For the year ended December 31, 2012, our transaction loss expense totaled $7.7 million, representing 0.24% of our GSV. Our transaction loss expense may increase in future quarters if our fraud systems lose effectiveness. We have taken measures to detect and reduce the risk of fraud, but we cannot assure you of these measures’ effectiveness or our ability to update these measures to address future fraud risks. If these measures do not succeed, our business will be harmed.

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

While we have entered into non-exclusive agreements with each of our payment processors and disbursement partners, our payment processors and disbursement partners could choose to terminate or not renew their agreements with us or disbursement partners could choose to terminate sub-disbursement partners. A sub-disbursement partner could also choose to terminate its relationship with our disbursement partner or with us. Payment processor, disbursement partner and sub-disbursement partner attrition might occur for a number of reasons, including such payment processor’s, disbursement partner’s or sub-disbursement partner’s dissatisfaction with the relationship or the revenue derived from the relationship, changes in the law or changes or perceived changes in the regulatory environment that prohibit continuing the relationship or make the relationship less profitable for our payment processor, disbursement partner or sub-disbursement partner. In the case of a disbursement partner, a competitor may engage a disbursement partner on an exclusive basis, offer greater financial incentives, or cause less attention to be provided to us. If we are unable to maintain our agreements with current payment processors and disbursement partners, or if our disbursement partners are unable to provide an adequate number of disbursement locations with satisfactory hours of operation in their network, our ability to disburse transactions and our revenue and business may be harmed.

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

Our GSV increased over 273% from $859.0 million in 2010 to $3.2 billion in 2012. We will need to continue to improve our operational, financial and management controls, and our reporting systems and procedures in order to manage this growth. If we do not manage the growth of our business and operations effectively, the quality of our services and efficiency of our operations could suffer, which could harm our brand, results of operations and business.

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

We market certain levels of service to our customers, including advertisements regarding the speed of our service. If we fail to meet the advertised levels of service, our business could be harmed.

Our direct to consumer marketing may include certain claims, both direct and implied, regarding the quality of our services. For example, we have deployed advertising for our India business in which we say we are able to, within certain timeframes, to deposit money into recipients’ accounts within four hours. If we are unable to meet the claims made in our advertisements and our marketing, we may alienate or lose credibility with our customers, and we may attract legal or regulatory scrutiny. New or existing customers may seek other money transfer services and may not return to our services as often in the future, or at all. This would harm our ability to attract new customers and could decrease the frequency with which current customers use our service, which would be harmful to our business and our revenue.

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

We have in the past and may in the future bring a claim against third parties alleging infringement of our intellectual property rights. For example, in February 2011, we filed a lawsuit in federal court in the Northern District of California against Motorola Mobility, Inc. and other affiliated companies, alleging trademark infringement and other related claims, stemming from Motorola’s use of the name “XOOM” in connection with its wireless tablet devices and related accessories which we settled in July 2013. If future claims are unsuccessful, and one or more infringing products are commercially successful, then this could diminish the value of our brand, adversely affect our ability to market our services, and our business could be harmed. We may be required to spend resources to defend such claims or to protect and police our own rights. Some of our intellectual property rights may not be protected by intellectual property laws, particularly in foreign jurisdictions. The loss of our intellectual property protection, the inability to secure or enforce intellectual property protection or to successfully defend against claims of intellectual property infringement could harm our business.

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

We expect new remittance rules to take effect in the United States in October 2013, which will impose additional disclosure and other responsibilities on us as described elsewhere in these risk factors.

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

Changes in U.S. immigration laws or changes in the emigration laws of other jurisdictions that discourage international migration, and political or other events, such as war, terrorism or health emergencies, that make it more difficult for individuals to immigrate to the United States or work in the United States, could adversely affect our GSV or growth rate. Sustained weakness in U.S. or global economic conditions could reduce economic opportunities for immigrant workers and result in reduced or disrupted international migration patterns. Reduced or disrupted international migration patterns are likely to reduce money transfer volumes and harm our results of operations.

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

As a public company, we are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act, or the Dodd-Frank Act, the listing requirements of the NASDAQ Global Select Market and other applicable securities rules and regulations. Compliance with these rules and regulations will increase our legal and financial compliance costs, make some activities more difficult, time consuming or costly and increase demand on our systems and resources, particularly after we are no longer an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012, or the JOBS Act. The Exchange Act requires, among other things, that we file annual, quarterly and current reports with respect to our business and results of operations. The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. In order to maintain and, if required, improve our disclosure controls and procedures and internal control over financial reporting to meet this standard, significant resources and management oversight may be required. As a result, management’s attention may be diverted from other business concerns, which could harm our business and results of operations. Although we have already hired additional employees to comply with these requirements, we may need to hire more employees in the future or engage outside consultants, which will increase our costs and expenses.

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

We are subject to reporting, recordkeeping and anti-money laundering provisions of the Bank Secrecy Act, as amended by the USA PATRIOT Act of 2001, or the Bank Secrecy Act, and to regulatory oversight. We are also subject to enforcement by the U.S. Department of the Treasury Financial Crimes Enforcement Network, or FinCEN, the Consumer Financial Protection Bureau, or the CFPB, and U.S. state regulators, and to economic sanctions imposed by the United States which are overseen by OFAC.

Our subsidiary is also subject to regulations in India in addition to U.S. federal and state regulations. Additionally, Indian regulations may require our subsidiary or us to file reports relating to suspicious transactions. If we are unable to file these reports in the required timeframes or in the appropriate manner, we may face penalties. We may also become subject to additional reporting, recordkeeping and anti-money laundering regulations as well as additional risks and obligations if we expand our business into new geographic regions.

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

The Dodd-Frank Act, which became law in the United States on July 21, 2010, calls for significant structural reforms and new substantive regulation across the financial services industry. In addition, the Dodd-Frank Act created the CFPB, whose purpose is to issue and enforce consumer protection initiatives governing financial products and services, including money transfer services. The CFPB will create additional regulatory oversight for us. The Dodd-Frank Act and actions by the CFPB could have a significant impact on us by, for example, requiring us to limit or change our business practices, limiting our ability to pursue business opportunities, requiring us to invest valuable management time and resources in compliance efforts, imposing additional costs on us, limiting fees we can charge for services, requiring us to meet more stringent capital requirements, impacting the value of our assets, delaying our ability to respond to marketplace changes, requiring us to alter our services in a manner that would make them less attractive to consumers and impair our ability to offer them profitably, or requiring us to make other changes that could harm our business.

The CFPB has recently issued regulations implementing the remittance provisions of the Dodd-Frank Act. These regulations, which we expect to become effective in October 2013, will impact our business in a variety of areas as described elsewhere in these risk factors. These requirements and other potential changes under CFPB regulations could harm our operations and financial results and change the way we operate our business.

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

New remittance rules adopted by the CFPB, which we expect to become effective in October 2013, could harm us and the scope of our activities, and could harm our operations, results of operations and financial condition.

The CFPB has issued new remittance regulations that we expect to go into effect in October 2013. Among other things, these regulations require money transmitters to disclose to customers, at the time of their transaction, certain transaction details, such as any fees charged, the foreign exchange rate and the amount of money to be disbursed to the recipient. Money transmitters must also provide the customer with a receipt, and inform the customer as to the date on which the money will be available to the recipient. In addition, the regulations require money transmitters to provide refunds to customers within certain timeframes and create a customer complaint process, according to which money transmitters must investigate certain notices of error according to certain timeframes. While we already comply with many of the new remittance regulations, we do not currently comply with all of them. For example, we do not currently provide a date when the funds will be available to the recipient. Additionally, our scheduled transfer product allows customers to set up a transaction for a date in the future, but we are not able to provide the foreign exchange rate for a future scheduled transfer. The CFPB rules may require money transmitters to provide an exchange rate for transactions scheduled fewer than five business days from authorization. As a result, we may need to alter our scheduled transfer product to prohibit transactions that are scheduled within five business days of their authorization.

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

Sales of substantial amounts of our common stock in the public market, or the perception that these sales could occur, could cause the market price of our common stock to decline. These sales could also make it more difficult for us to sell equity or equity-related securities in the future at a time and price that we deem appropriate. The 7,273,750 shares sold in our IPO are tradable without restriction. Of the remaining shares, 25,513,916 shares will be eligible for sale upon the expiration of lock-up agreements, subject in some cases to volume and other restrictions of Rule 144 and Rule 701 under the Securities Act.

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

ITEM 6. Exhibits

The exhibits listed below are filed or incorporated by reference as part of this Report.

Exhibit Number	Description of Exhibits	Incorporated by Reference from Form	Incorporated by Reference from Exhibit Number	Date Filed

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.	Filed herewith

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.	Filed herewith

32.1*	Certification of the Chief Executive Officer, pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act.	Furnished herewith

32.2*	Certification of the Chief Financial Officer, pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act.	Furnished herewith

101.INS**	XBRL Instance Document	Filed herewith

101.SCH**	XBRL Taxonomy Extension Schema Document	Filed herewith

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith

*	The certification furnished in Exhibit 32.1 hereto are deemed to accompany this Quarterly Report on Form 10-Q and will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, except to the extent that the Registrant specifically incorporates it by reference.
**	Users of this data are advised that, pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Date: July 31, 2013	XOOM CORPORATION

	By:	/s/ Ryno Blignaut
Ryno Blignaut
Chief Financial Officer and Chief Risk Officer (Principal Financial and Accounting Officer)