Form 10-Q
period 2013-09-30
XOOM Corp
filed 2013-10-28
CIK 1315657

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

On October 18, 2013, 37,358,437 shares of the registrant’s Common Stock, $0.0001 par value, were issued and outstanding.

Xoom Corporation and Subsidiary

Xoom Corporation and Subsidiary

PART I – Financial Information

ITEM 1. Financial Statements

XOOM CORPORATION AND SUBSIDIARY

Condensed Consolidated Balance Sheets

(In thousands, except share and per share data)

	September 30,	December 31,
	2013	2012
	(unaudited)	(derived from audited financial statements)
Assets
Current assets:
Cash and cash equivalents	$106,488	$45,077
Disbursement prefunding	38,313	15,070
Short-term investments	94,698	25,125
Customer funds receivable	23,477	9,318
Prepaid expenses and other current assets	4,244	4,934

Total current assets	267,220	99,524
Noncurrent assets:
Property, equipment, software and intangible assets, net	5,342	3,884
Restricted cash	10,412	9,337
Other assets	967	348

Total assets	$283,941	$113,093

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$9,174	$7,150
Customer liabilities	12,721	8,536
Line of credit	—	15,000

Total current liabilities	21,895	30,686
Non-current liabilities:
Non-current portion of line of credit	—	25,000
Other non-current liabilities	101	87

Total liabilities	21,996	55,773

Stockholders’ equity:
Convertible preferred stock, $0.0001 par value. Authorized 0 and 86,726,665 shares; issued and outstanding 0 and 21,444,251 shares; aggregate liquidation preference $0 and $115,404 at September 30, 2013 and December 31, 2012, respectively	—	2
Common stock, $0.0001 par value. Authorized 500,000,000 and 135,000,000 shares; issued and outstanding 37,358,411 and 5,083,616 shares at September 30, 2013 and December 31, 2012, respectively	4	1
Additional paid-in capital	320,137	120,684
Accumulated other comprehensive income (loss)	(5)	(1)
Accumulated deficit	(58,191)	(63,366)

Total stockholders’ equity	261,945	57,320

Total liabilities and stockholders’ equity	$283,941	$113,093

See accompanying notes to condensed consolidated financial statements.

XOOM CORPORATION AND SUBSIDIARY

Condensed Consolidated Statements of Operations

(In thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
	(unaudited)
Revenue	$32,279	$19,901	$90,087	$57,854
Cost of revenue	10,364	6,533	28,002	19,375

Gross profit	21,915	13,368	62,085	38,479

Marketing	6,312	5,648	18,911	16,065
Technology and development	6,125	4,015	16,435	11,669
Customer service and operations	3,497	2,885	9,839	7,862
General and administrative	3,392	2,357	9,354	6,229

Total operating expense	19,326	14,905	54,539	41,825

Income (loss) from operations	2,589	(1,537)	7,546	(3,346)

Other income (expense):
Interest expense	(588)	(387)	(1,534)	(989)
Interest income	46	23	123	67
Other expense	(1,002)	(374)	(945)	(111)

Income (loss) before provision for income taxes	1,045	(2,275)	5,190	(4,379)
(Benefit) provision for income taxes	(119)	—	15	2

Net income (loss)	$1,164	$(2,275)	$5,175	$(4,381)

Net income (loss) per share:
Basic	$0.03	$(0.45)	$0.18	$(0.87)
Diluted	$0.03	$(0.45)	$0.14	$(0.87)
Weighted-average shares used to compute net income (loss) per share:
Basic	33,880	5,056	28,686	5,042

Diluted	38,188	5,056	36,438	5,042

See accompanying notes to condensed consolidated financial statements.

XOOM CORPORATION AND SUBSIDIARY

Condensed Consolidated Statements of Comprehensive Income (Loss)

(In thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
	(unaudited)
Net income (loss)	$1,164	$(2,275)	$5,175	$(4,381)
Unrealized gain (loss) on marketable securities, net of taxes of $0	25	6	(4)	12

Total comprehensive income (loss)	$1,189	$(2,269)	$5,171	$(4,369)

See accompanying notes to condensed consolidated financial statements.

XOOM CORPORATION AND SUBSIDIARY

Condensed Consolidated Statements of Cash Flows

(In thousands)

	Nine Months Ended
	September 30,
	2013	2012
	(unaudited)
Cash flows from operating activities:
Net income (loss)	$5,175	$(4,381)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Stock-based compensation	2,837	1,712
Depreciation and amortization	1,607	992
Loss on disposal of fixed assets	—	1
Discount/premium on investments	691	399
Amortization of warrant issuance costs	82	45
Changes in operating assets and liabilities:
Disbursement prefunding	(23,243)	884
Customer funds receivable	(14,159)	(12,997)
Prepaid expenses and other current assets	636	(2,786)
Other assets	(619)	(212)
Customer liabilities	4,185	12,409
Transaction loss reserves	(101)	176
Accounts payable and accrued expenses	1,591	1,193
Other non-current liabilities	14	—

Net cash used in operating activities	(21,304)	(2,565)

Cash flows from investing activities:
Purchase of property, equipment, software and intangible assets	(2,531)	(2,393)
Purchase of marketable securities	(106,806)	(22,638)
Proceeds from sales and maturities of marketable securities	36,538	18,822
Change in restricted cash	(1,075)	(7,605)

Net cash used in investing activities	(73,874)	(13,814)

Cash flows from financing activities:
Net proceeds from issuance of preferred stock	—	(6)
Proceeds from exercise of common stock options	3,368	92
Net borrowings (repayments) under line of credit	(40,000)	14,000
Proceeds from initial public offering, net of costs	88,422	—
Proceeds from follow-on offering, net of costs	104,799	—

Net cash provided by financing activities	156,589	14,086

Net increase (decrease) in cash and cash equivalents	61,411	(2,293)
Cash and cash equivalents, beginning of period	45,077	48,248

Cash and cash equivalents, end of period	$106,488	$45,955

Supplemental disclosures of cash flow information:
Cash paid for taxes	$34	$2
Cash paid for interest	$2,114	$692
Purchases of property and equipment in accounts payable and accrued expenses	$580	$217
Deferred offering costs not yet paid	$535	$526

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

On September 16, 2013, Xoom closed a follow-on public offering whereby 5,063,760 shares of common stock were sold to the public (inclusive of 660,490 shares of common stock sold by the Company pursuant to the full exercise of an overallotment option granted to the underwriters and 1,432,622 shares of common stock sold by selling stockholders) at a price of $30.50 per share. The aggregate net proceeds received by the Company from the follow-on offering were $104.8 million, net of underwriting discounts and commissions and offering expenses payable by Xoom. The Company did not receive any proceeds from the sale of shares by the selling stockholders.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Accordingly, they do not include all of the information and notes required by GAAP for annual financial statements. In the opinion of management, all adjustments consisting of normal and recurring entries considered necessary for a fair presentation of the results for the interim periods presented have been included. All significant intercompany balances and transactions have been eliminated. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect reported amounts in the financial statements and accompanying notes. These estimates are based on information available as of the date of the unaudited condensed consolidated financial statements. Therefore, actual results could differ from those estimates. Interim results are not necessarily indicative of the results for a full year. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the prospectus filed with the SEC on September 11, 2013 pursuant to Rule 424(b) under the Securities Act of 1933, as amended (the “Prospectus”). There have been no changes in the significant accounting policies from those that were disclosed in the audited consolidated financial statements for 2012 included in the Prospectus.

Certain items in the prior period’s consolidated financial statements have been reclassified to conform to the current period’s presentation. These reclassifications did not impact any prior amounts of reported total assets, total liabilities, stockholders’ equity or results of operations.

(2)	Recently Issued Accounting Pronouncements

In February 2013, the Financial Accounting Standards Board (“FASB”) amended the authoritative guidance related to comprehensive income. This update requires companies to provide information about the amounts reclassified out of accumulated other comprehensive income by component. The update is effective for fiscal years and interim periods beginning after December 15, 2012. The adoption of this new standard does not have an effect on the Company’s consolidated financial statements but may require additional disclosure when applicable.

In July 2013, the FASB issued a new accounting standard update on the financial presentation of unrecognized tax benefits. The update provides guidance on the presentation of unrecognized tax benefits to reflect the manner in which companies would settle any additional income taxes that would result from the disallowance of a tax position when net operating loss carryforwards, similar tax losses, or tax credit carryforwards exist. The update is effective for fiscal years and interim periods beginning after December 15, 2013. The Company anticipates that the adoption of this standard will not have a material impact on its consolidated financial statements or footnote disclosures.

(3)	Short-term Investments

Marketable securities, classified as available-for-sale, are stated at fair value. There were no other-than-temporary losses during any of the periods presented.

As of September 30, 2013, the Company’s short-term investments were $94.7 million, consisting of certificates of deposit of $3.0 million and marketable securities measured at fair value as follows (in thousands):

	Amortized	Unrealized	Unrealized	Fair
	cost	gains	loss	value
	(unaudited)
U.S. Agency notes	$20,966	$3	$(1)	$20,968
Corporate bonds	43,521	3	(13)	43,511
Commercial paper	27,216	3	—	27,219

Total Marketable Securities	$91,703	$9	$(14)	$91,698

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

As of September 30, 2013 and December 31, 2012, there were no short-term investments with maturity dates greater than one year.

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

The Company’s cash equivalents and marketable securities that are measured at fair value on a recurring basis are classified as follows (in thousands):

	September 30, 2013			December 31, 2012
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
	(unaudited)
Cash and Cash Equivalents:
Money market funds	$55,856	$—	$—	$14,055	$—	$—
Corporate bonds	—	—	—	—	150	—
Commercial paper	—	—	—	—	1,400	—
Marketable Securities:
U.S. Agency notes	—	20,968	—	—	3,857	—
Corporate bonds	—	43,511	—	—	11,126	—
Commercial paper	—	27,219	—	—	9,142	—

	$55,856	$91,698	$—	$14,055	$25,675	$—

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

(5)	Property, Equipment, Software and Intangible Assets , Net

The following is a summary of property, equipment, software and intangible assets at cost, less accumulated depreciation and amortization (in thousands):

	September 30,	December 31,
	2013	2012
	(unaudited)
Office furniture and equipment	$5,438	$3,517
Software	3,774	2,932
Leasehold improvements	385	365
Other	250	—

	9,847	6,814
Less: accumulated depreciation	(4,505)	(2,930)

	$5,342	$3,884

(6)	Accounts Payable and Accrued Expenses

The following is a summary of accounts payable and accrued expenses (in thousands):

	September 30,	December 31,
	2013	2012
	(unaudited)
Accounts payable	$2,837	$1,076
Accrued processing and disbursement costs	1,679	1,055
Accrued marketing expense	864	708
Other accrued expenses	3,794	4,311

	$9,174	$7,150

The Company is exposed to transaction losses due to fraud, as well as nonperformance of third parties and customers. The Company establishes reserves for such losses based on historical trends and any specific risks identified in processing customer transactions. Recoveries are reflected as a reduction in the reserve for transaction losses when the recovery occurs. This reserve is included in other accrued expenses in the table above. The following table summarizes the Company’s reserve for transaction losses for the following period (in thousands, unaudited):

Balance at December 31, 2012	Additions to Expense	Losses Incurred	Balance at September 30, 2013
$547	$10,175	$(10,276)	$446

(7)	Line of Credit

In May 2013, the Company increased its standby letter of credit from $10.0 million to $15.0 million.

In August 2013, the Company amended its line of credit to increase the available borrowing amount temporarily from $80.0 million to $100.0 million.

On September 19, 2013, the Company entered into an Amended and Restated Credit Agreement (the “Restated Loan Agreement”). The Restated Loan Agreement added additional lenders, increased the available borrowing amount to $150.0 million through September 19, 2016 and changed certain of the financial provisions.

Prior to the Restated Loan Agreement, the Company was required to pay monthly interest on the greater of the actual borrowings or $25.0 million. Since the Company’s intent was not to repay below $25.0 million in the next twelve months, the Company had reclassified $25.0 million borrowed under its line of credit as a non-current liability. As of the time of the amendment, the Company repaid the $25.0 million. Under the Restated Loan Agreement, the Company pays a fee of 0.50% per annum for the daily unused portions of the line of credit. The interest rate at September 30, 2013 and December 31, 2012 was 4.25% and 4.5%, respectively. The Company paid a one time commitment fee of $430,000. The Company also paid Silicon Valley Bank a one-time arrangement fee of 0.30% of the amount available under the line of credit and an annual administration fee of $45,000.

During the nine months ended September 30, 2013, the Company borrowed $532.0 million and repaid $572.0 million under its line of credit. During the nine months ended September 30, 2012, the Company borrowed $437.5 million and repaid $423.5 million under its line of credit.

At September 30, 2013, the Company had $135.0 million available under its $150.0 million line of credit, reflecting $15.0 million reserved under the standby letter of credit.

(8)	Income Taxes

There was an income tax benefit of $119,000 for the three months ended September 30, 2013 as the Company reversed $124,000 of federal income taxes that were recorded during the second quarter of 2013. There was no income tax provision for the three months ended September 30, 2012. The income tax provision for the nine months ended September 30, 2013 and 2012 was $15,000 and $2,000, respectively. The Company provides for income taxes using an asset and liability approach, under which deferred income taxes are provided based upon enacted tax laws and rates applicable to periods in which the taxes become payable.

The Company is subject to income tax in U.S. federal and various state jurisdictions. Presently, there are no ongoing income tax examinations in the jurisdictions where the Company operates.

As of September 30, 2013, the Company remains on a full valuation allowance deferred tax asset position. The realization of the Company’s deferred tax assets depends primarily on its ability to generate sufficient U.S. taxable income in future periods. The amount of deferred tax assets considered realizable may increase or decrease in subsequent quarters as management reevaluates the underlying basis for the estimates of future domestic taxable income.

(9)	Stock-based Compensation

The fair value for options granted was estimated at the date of the grant using a Black-Scholes option-pricing model. The weighted-average grant date fair value of options granted was $11.19 and $5.79 for the three months ended September 30, 2013 and 2012, respectively, and $9.91 and $3.84 for the nine months ended September 30, 2013 and 2012, respectively. The following table presents the weighted-average assumptions for options granted during the periods presented:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
	(unaudited)
Expected term (in years)	6.0	6.3	6.1	6.3
Risk-free interest rate	1.65%	0.89%	1.26%	1.27%
Dividend yield	None	None	None	None
Volatility rate	44%	41%	44%	42%

The following table presents the effects of stock-based compensation on the Company’s condensed consolidated statement of operations during the periods presented (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
	(unaudited)
Stock-based compensation expense:
Marketing	$110	$81	$308	$198
Technology and development	339	200	861	518
Customer service and operations	120	74	304	183
General and administrative	531	349	1,364	813

	$1,100	$704	$2,837	$1,712

Stock option activity and related information during the period indicated was as follows (unaudited):

		Weighted-		Exercisable
		Average		Weighted-
	Options	Exercise	Options	Average
	Outstanding	Price	Exercisable	Exercise Price
Outstanding at December 31, 2012	6,730,520	$5.10	3,352,116	$2.20
Granted	570,720	22.31
Exercised	(998,753)	3.37
Forfeited	(140,518)	9.80

Outstanding at September 30, 2013	6,161,969	$6.89	3,236,378	$3.30

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

As of September 30, 2013, there were 6,103,326 options that had vested or are expected to vest with a weighted-average exercise price of $6.86 and a weighted-average contractual life of 6.7 years. As of December 31, 2012, there were 6,663,152 options that had vested and were expected to vest with a weighted-average exercise price of $5.08 and a weighted-average contractual life of 7.1 years.

The aggregate intrinsic value of options outstanding was $153.2 million and the aggregate intrinsic value of options exercisable was $92.1 million as of September 30, 2013.

The total intrinsic value of options exercised was approximately $18.5 million and $192,000 for the three months ended September 30, 2013 and 2012, respectively, and $22.5 million and $280,000 for the nine months ended September 30, 2013 and 2012, respectively.

As of September 30, 2013, there was $12.4 million of total unrecognized compensation expense related to option grants, which is expected to be recognized over a weighted-average period of 3.05 years.

(10)	Warrants

As of December 31, 2012, the Company had outstanding warrants to purchase 35,778 shares of common stock at a weighted-average exercise price of $4.84 per share. The warrants contained a customary cashless exercise feature, which allowed the warrant holder to pay the exercise price of the warrant by forfeiting a portion of the exercised warrant shares with a value equal to the aggregate exercise price. As part of the IPO, the warrants were exchanged for 24,955 shares of the Company’s common stock in a cashless exercise. As of September 30, 2013, the Company had no outstanding warrants.

(11)	Earnings (Loss) Per Share

Basic earnings (loss) per share is computed by dividing the net income (loss) by the weighted-average number of shares of common stock outstanding during the period. Diluted earnings (loss) per share is computed using the weighted-average number of shares of common stock outstanding during the period and, when dilutive, potential common shares outstanding during the period. Potential common shares consist of incremental shares issuable upon the assumed exercise of stock options, preferred stock and warrants. Diluted earnings (loss) per share is the same as basic earnings (loss) per share for the three and nine months ended September 30, 2012 because the effects of potentially dilutive items were anti-dilutive given the Company’s net loss in each of those periods.

The following table presents the calculation of earnings (loss) per share (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
	(unaudited)
Basic earnings (loss) per share:
Numerator:
Net income (loss)	$1,164	$(2,275)	$5,175	$(4,381)

Denominator:
Weighted-average common shares	33,880	5,056	28,686	5,042

Basic earnings (loss) per share	$0.03	$(0.45)	$0.18	$(0.87)

Diluted earnings (loss) per share:
Numerator:
Net income (loss)	$1,164	$(2,275)	$5,175	$(4,381)

Denominator:
Weighted-average common shares	33,880	5,056	28,686	5,042

Weighted-average shares from convertible preferred stock	—	—	3,535	—
Effect of dilutive securities	4,308	—	4,217	—

Weighted-average common shares and equivalents	38,188	5,056	36,438	5,042

Diluted earnings (loss) per share	$0.03	$(0.45)	$0.14	$(0.87)

The following securities have been excluded from the calculation of diluted net earnings (loss) per share of common stock for the periods presented because including them would have been anti-dilutive (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
	(unaudited)
Common shares from convertible preferred stock	—	21,444	—	21,444
Common shares from common stock warrants	—	36	—	36
Stock options outstanding	11	6,688	27	6,688

Total common stock equivalents	11	28,168	27	28,168

(12)	Legal Proceedings

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

The Company may be involved from time to time in various legal proceedings in the normal course of business but is currently not a party to any material pending legal proceedings.

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

Overview

We are a pioneer and leader in the digital consumer-to-consumer international money transfer industry. Our customers use Xoom to send money to family and friends in 30 countries. Since January 1, 2008, our customers have used Xoom to send $10.8 billion, including $4.2 billion for the nine months ended September 30, 2013. We believe we are creating significant value for our customers by providing a convenient, fast and cost-effective solution for international money transfers.

Our solutions are built on our proprietary technology which, combined with our risk management capabilities and global disbursement partner network, constitute our operating platform. Our technology enables easy-to-use online and mobile sender interfaces, effective risk management and seamless integration with our disbursement partners’ systems.

We believe our business model is characterized by predictable and recurring revenue from our large and growing base of new and repeat customers. Revenue from our repeat customers continued to be over 90% of our total revenue for the nine months ended September 30, 2013. In the nine months ended September 30, 2013, we experienced significant growth as compared to the same period in 2012 as our customer base expanded. Revenue increased from $57.9 million for the nine months ended September 30, 2012 to $90.1 million for the nine months ended September 30, 2013.

We launched our mobile strategy in November 2011 and continue to make product enhancements. In June 2013, we announced the release of our new money transfer application. This application is simple to use and includes the ability for customers to, with “one tap and one swipe”, send money to their loved ones in seconds.

During the nine months ended September 30, 2013, 32% of the total number of transactions was sent via mobile devices as compared to 18% in the same period in the prior year. During the nine months ended September 30, 2013, approximately $813 million of our gross sending volume was sent from mobile devices which represented growth of approximately 205% compared to the same period in the prior year. During the nine months ended September 30, 2013, we launched the following new initiatives to enhance our customer experience and expand our reach in the Latin American and Indian communities:

•	StatusTrak, a new tracking center that provides customers a variety of ways to track their transfers by text message, email updates and 24/7 customer support;

•	Pay Only When Received, or POWR, an initiative that gives customers assurance that we will only withdraw their money when it is received by their recipients;

•	Four hour deposit to India, a quick deposit service to India where customers can transfer money to any Rupee-denominated bank account in India in four hours when sent during Indian banking hours;

•	Strong marketing campaign focused on expanding our reach in the Mexican community;

•	Indian marketing campaign featuring Indian superstar Amitabh Bachchan as its brand ambassador of Xoom’s revolutionary four hour bank deposit to India;

•	Money transfer application in Spanish for Android and iOS devices;

•	Money transfer service for non-resident Indians (NRIs) sending to non-resident external (NRE) and non-resident ordinary (NRO) bank accounts in India; and

•	In July, we announced a partnership with Easypagos to offer our customers more options when sending money to Ecuador. The partnership expands our payout network to more than 1,000 locations in Ecuador, including banks such as Banco Pichincha and Banco de Guayaquil.

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

On September 16, 2013, we closed a follow-on public offering whereby 5,063,760 shares of our common stock were sold to the public (inclusive of 660,490 shares of common stock sold by us pursuant to the full exercise of an overallotment option granted to the underwriters and 1,432,622 shares of common stock sold by selling stockholders) at a price of $30.50 per share. The aggregate net proceeds received by us from the follow-on offering were $104.8 million, net of underwriting discounts and commissions and offering expenses payable by us. We did not receive any proceeds from the sale of shares by the selling stockholders.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Other Financial and Operational Data:
Gross Sending Volume	$1,515,557,000	$777,905,000	$4,177,988,000	$2,308,303,000
Transactions	2,622,600	1,680,000	7,243,600	4,682,000
Active Customers	997,753	718,064	997,753	718,064
New Customers	123,600	94,043	368,130	302,459
Cost Per Acquisition of a New Customer	$40	$50	$41	$45
Adjusted EBITDA (in thousands)	$3,322	$(828)	$11,045	$(753)

Gross Sending Volume. We define gross sending volume, or GSV, as the total principal amount of funds sent by our customers in a given period, which does not include our fees. A percentage of GSV does not ultimately get paid out to recipients due to customer cancellations, our risk management decisions and customer error. In the periods presented, this percentage has ranged from 2.75% to 3.50%. Our GSV increased 95% and 81% for the three and nine months ended September 30, 2013, respectively, compared to the same period in the prior year. Some of our customers transact more depending on the value of the local currency relative to the U.S. dollar.

Transactions. This represents the total number of transactions sent by our customers in a given period. A small percentage of transactions do not ultimately get paid out to recipients due to customer cancellations, our risk management decisions and customer error. Our transactions increased 56% and 55% for the three and nine months ended September 30, 2013, respectively, compared to the same period in the prior year.

Active Customers. We define active customers as the number of customers who have sent at least one transaction during a trailing twelve month period. A new customer with one transaction during a trailing twelve month period would also be included as an active customer in the same period. Our active customers increased 39% for the nine months ended September 30, 2013 compared to the same period in the prior year.

New Customers. We define new customers as those customers who have sent their first transaction in a given period. Our new customer growth increased by 31% and 22% for the three and nine months ended September 30, 2013, respectively, compared to the same period in the prior year.

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

Adjusted EBITDA. Adjusted EBITDA is a non-GAAP financial measure that we calculate as net income (loss) adjusted for (benefit) provision for income taxes, interest expense, interest income, depreciation and amortization and stock-based compensation. We believe that adjusted EBITDA provides useful information to investors in understanding and evaluating our business in the same manner as our management and board of directors. Non-GAAP financial measures should be considered supplemental in nature and is not meant as a substitute for the related financial information prepared in accordance with GAAP. The following table presents a reconciliation of adjusted EBITDA for each of the periods presented:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
	(in thousands)
	(unaudited)
Reconciliation of Adjusted EBITDA:
Net income (loss)	$1,164	$(2,275)	$5,175	$(4,381)
(Benefit) provision for income taxes	(119)	—	15	2
Interest expense	588	387	1,534	989
Interest income	(46)	(23)	(123)	(67)
Depreciation and amortization	635	379	1,607	992
Stock-based compensation	1,100	704	2,837	1,712

Adjusted EBITDA	$3,322	$(828)	$11,045	$(753)

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

Other Income (Expense). Other income (expense) consists of gains and/or losses on foreign currency balances due to movements in exchange rates between the initiation of a transaction and the settlement of the transaction (usually a period of no longer than 24 hours).

(Benefit) Provision for Income Taxes. (Benefit) provision for income taxes consists of federal and state income taxes in the United States. We have not been required to pay U.S. federal income taxes to date because of our current and accumulated net operating losses which totaled $56.6 million as of December 31, 2012. Since inception, we have only been required to pay minimal state income taxes. For the nine months ended September 30, 2013, tax expense was $15,000 which consisted of U.S. state income taxes. We reversed $124,000 of federal income taxes that were recorded during the second quarter of 2013 as we no longer anticipate paying federal income taxes during 2013. In the event we expand our operations outside the United States, we will become subject to foreign taxes and our effective tax rate could change accordingly.

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

There have been no material changes to our critical accounting policies and estimates as compared to the critical accounting policies and estimates described in our Prospectus filed with the SEC on September 11, 2013 pursuant to Rule 424(b) under the Securities Act of 1933.

Recently Issued Accounting Pronouncements

In February 2013, the Financial Accounting Standards Board amended the authoritative guidance related to comprehensive income. This update requires companies to provide information about the amounts reclassified out of accumulated other comprehensive income by component. The update is effective for fiscal years and interim periods beginning after December 15, 2012. The adoption of this new standard does not have an effect on our consolidated financial statements but may require additional disclosure when applicable.

In July 2013, the FASB issued a new accounting standard update on the financial presentation of unrecognized tax benefits. The update provides guidance on the presentation of unrecognized tax benefits to reflect the manner in which companies would settle any additional income taxes that would result from the disallowance of a tax position when net operating loss carryforwards, similar tax losses, or tax credit carryforwards exist. The update is effective for fiscal years and interim periods beginning after December 15, 2013. We anticipate that the adoption of this standard will not have a material impact on our consolidated financial statements or footnote disclosures.

Results of Operations

The following tables set forth our results of operations in dollars and as a percentage of revenue for the periods presented. The period-to-period comparison of financial results is not necessarily indicative of future results.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
	(in thousands)
	(unaudited)
Revenue	$32,279	$19,901	$90,087	$57,854
Cost of revenue	10,364	6,533	28,002	19,375

Gross profit	21,915	13,368	62,085	38,479

Marketing	6,312	5,648	18,911	16,065
Technology and development	6,125	4,015	16,435	11,669
Customer service and operations	3,497	2,885	9,839	7,862
General and administrative	3,392	2,357	9,354	6,229

Total operating expense	19,326	14,905	54,539	41,825

Income (loss) from operations	2,589	(1,537)	7,546	(3,346)

Other income (expense):
Interest expense	(588)	(387)	(1,534)	(989)
Interest income	46	23	123	67
Other expense	(1,002)	(374)	(945)	(111)

Income (loss) before provision for income taxes	1,045	(2,275)	5,190	(4,379)
(Benefit) provision for income taxes	(119)	—	15	2

Net income (loss)	$1,164	$(2,275)	$5,175	$(4,381)

Revenue

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2013	2012	% Change	2013	2012	% Change
	(in thousands)
	(unaudited)
Revenue	$32,279	$19,901	62%	$90,087	$57,854	56%

In the three months ended September 30, 2013, revenue increased $12.4 million, or 62%, compared to the three months ended September 30, 2012. The increase was primarily due to a 39% increase in active customers, which included 123,600 new customers added during the three months ended September 30, 2013. Revenue grew at a faster rate than the increase in our active customers because quarterly revenue per average active customer grew from $29 to $34, or 16%, for the three months ended September 30, 2013, compared to the same period in the prior year. The increase was due to changes in the mix of transactions to the countries we served towards those with higher transaction amounts.

In the nine months ended September 30, 2013, revenue increased $32.2 million, or 56%, compared to the nine months ended September 30, 2012. The increase was primarily due to a 39% increase in active customers, which included 368,130 new customers added during the nine months ended September 30, 2013. Revenue grew at a faster rate than the increase in our active customers because the nine-month revenue per average active customer grew from $94 to $102, or 8%, for the nine months ended September 30, 2013, compared to the same period in the prior year. The increase was due to changes in the mix of transactions to the countries we served towards those with higher transaction amounts.

Cost of Revenue

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2013	2012	% Change	2013	2012	% Change
	(dollars in thousands)
	(unaudited)
Cost of revenue	$10,364	$6,533	59%	$28,002	$19,375	45%
Percentage of revenue	32%	33%		31%	33%

In the three months ended September 30, 2013, cost of revenue increased $3.8 million, or 59%, compared to the three months ended September 30, 2012. The increase in cost of revenue was driven by a $1.6 million increase to $5.8 million in processing and disbursement costs to support the 56% increase in transactions and a $2.3 million increase in transaction losses due to the increase in our GSV. This was partially offset by a decrease of $0.1 million in costs related to Refer-A-Friend and other incentive programs. The decrease in cost of revenue as a percentage of revenue and corresponding increase in gross profit for the three months ended September 30, 2013 was primarily a result of a reduction in disbursement costs per transaction due to the shift in country concentration.

In the nine months ended September 30, 2013, cost of revenue increased $8.6 million, or 45%, compared to the nine months ended September 30, 2012. The increase in cost of revenue was driven by a $4.7 million increase to $16.3 million in processing and disbursement costs to support the 55% increase in transactions and a $4.5 million increase in transaction losses due to the increase in our GSV. This was partially offset by a decrease of $0.6 million in costs related to Refer-A-Friend and other incentive programs. The decrease in cost of revenue as a percentage of revenue and corresponding increase in gross profit for the nine months ended September 30, 2013 was primarily a result of a reduction in disbursement costs per transaction due to the shift in country concentration.

Marketing Expense

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2013	2012	% Change	2013	2012	% Change
	(dollars in thousands)
	(unaudited)
Marketing	$6,312	$5,648	12%	$18,911	$16,065	18%
Percentage of revenue	20%	28%		21%	28%

In the three months ended September 30, 2013, marketing expense increased $0.7 million, or 12%, compared to the three months ended September 30, 2012. The increase was primarily due to an expansion of our marketing programs to drive increased customer acquisition, including increasing television, online and incentive promotions by $0.5 million to $5.2 million during the three months ended September 30, 2013.

In the nine months ended September 30, 2013, marketing expense increased $2.8 million, or 18%, compared to the nine months ended September 30, 2012. The increase was primarily due to an expansion of our marketing programs to drive increased customer acquisition, including increasing television, online and incentive promotions by $2.2 million to $15.7 million during the nine months ended September 30, 2013. In addition, there was an increase of $0.5 million in personnel-related costs (including stock-based compensation).

Technology and Development Expense

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2013	2012	% Change	2013	2012	% Change
	(dollars in thousands)
	(unaudited)
Technology and development	$6,125	$4,015	53%	$16,435	$11,669	41%
Percentage of revenue	19%	20%		18%	20%

In the three months ended September 30, 2013, technology and development expense increased $2.1 million, or 53%, compared to the three months ended September 30, 2012. The increase was primarily the result of an increase in personnel-related costs of $1.3 million to $4.5 million (including stock-based compensation) due to an increase in headcount to expand and improve our service. In addition, there was an increase in depreciation and amortization of $0.2 million and an increase in facilities, information technology and other infrastructure costs of $0.4 million.

In the nine months ended September 30, 2013, technology and development expense increased $4.8 million, or 41%, compared to the nine months ended September 30, 2012. The increase was primarily the result of an increase in personnel-related costs of $3.2 million to $12.7 million (including stock-based compensation) due to an increase in headcount to expand and improve our service. The remaining increase was due to an increase in depreciation and amortization expense of $0.5 million and an increase in facilities, information technology and other infrastructure costs of $0.7 million.

Customer Service and Operations Expense

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2013	2012	% Change	2013	2012	% Change
	(dollars in thousands)
	(unaudited)
Customer service and operations	$3,497	$2,885	21%	$9,839	$7,862	25%
Percentage of revenue	11%	14%		11%	14%

In the three months ended September 30, 2013, customer service and operations expense increased $0.6 million, or 21%, compared to the three months ended September 30, 2012. The increase was primarily due to an increase in the volume of transactions we processed, resulting in an increase in costs of $0.4 million to $2.2 million associated with our outsourced customer call centers.

In the nine months ended September 30, 2013, customer service and operations expense increased $2.0 million, or 25%, compared to the nine months ended September 30, 2012. The increase was primarily due to an increase in the volume of transactions we processed, resulting in an increase in costs of $1.5 million to $6.3 million associated with our outsourced customer call centers.

General and Administrative Expense

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2013	2012	% Change	2013	2012	% Change
	(dollars in thousands)
	(unaudited)
General and administrative	$3,392	$2,357	44%	$9,354	$6,229	50%
Percentage of revenue	11%	12%		10%	11%

In the three months ended September 30, 2013, general and administrative expense increased $1.0 million, or 44%, compared to the three months ended September 30, 2012. The increase was primarily the result of an increase in personnel-related costs of $0.7 million to $2.3 million (including stock-based compensation) due to an increase in headcount to support our overall growth, and an increase in consulting and professional services of $0.1 million.

In the nine months ended September 30, 2013, general and administrative expense increased $3.1 million, or

50%, compared to the nine months ended September 30, 2012. The increase was primarily the result of an increase in personnel-related costs of $2.0 million to $6.0 million (including stock-based compensation) due to an increase in headcount to support our overall growth, and an increase in consulting and professional services of $0.4 million. The remaining increase was due to an increase in facilities, information technology and other infrastructure costs.

Interest Expense

Interest expense increased $0.2 million and $0.5 million in the three and nine months ended September 30, 2013, respectively, compared to the same periods in the prior year as a result of the increase in average outstanding debt balances on our line of credit compared to the same periods in the prior year.

Other Expense

Other expense increased $0.6 million and $0.8 million in the three and nine months ended September 30, 2013, respectively, as a result of currency fluctuations over the period between the initiation of and the settlement of transactions (usually a period of no longer than 24 hours), primarily related to the Rupee exchange rate movements against the dollar.

Liquidity and Capital Resources

Since inception, we have financed our operations and capital expenditures through the sale of preferred and common stock and borrowings and, to a lesser extent, exercise of stock options to purchase common stock. Our principal uses of cash are funding our operations and capital expenditures.

As of September 30, 2013, we had cash, cash equivalents, disbursement prefunding and short-term investments of $239.5 million, which consisted of cash, money market funds, U.S. government securities, commercial paper, certificates of deposit, corporate bonds and prefunded balances with some of our disbursement partners. All of our cash equivalents and short-term investments are held at U.S. financial institutions.

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

Our Indebtedness

In October 2009, we entered into a line of credit agreement, or the Loan Agreement, with Silicon Valley Bank, or SVB, which was amended in September 2012 to add a second lender and increase the available borrowing amount. The Loan Agreement allowed for borrowings up to $80.0 million, bearing interest at the greater of prime plus 1.25% or 4.50%. As part of the line of credit, we had a $10.0 million standby letter of credit which increased to $15.0 million in May 2013. On September 19, 2013, we amended and restated our line of credit by entering into an Amended and Restated Credit Agreement, or the Restated Loan Agreement. The Restated Loan Agreement added additional lenders and increased the available borrowing amount to $150.0 million through September 19, 2016. Under the Restated Loan Agreement, we pay a fee of 0.50% per annum for the daily unused portions of the line of credit.

At September 30, 2013, we had $135.0 million available under our line of credit, reflecting $15.0 million reserved under the standby letter of credit. We were in compliance with all of our debt covenants as of September 30, 2013.

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

The following table summarizes our cash flows for the periods presented (in thousands):

	Nine Months Ended
	September 30,
	2013	2012
	(unaudited)
Net cash used in operating activities	$(21,304)	$(2,565)
Net cash used in investing activities	(73,874)	(13,814)
Net cash provided by financing activities	156,589	14,086

Operating Activities

Our use of cash for the nine months ended September 30, 2013 was attributable to changes in our working capital of $31.7 million, partially offset by $5.2 million of our net income and $5.2 million in adjustments for non-cash items. Adjustments for non-cash items primarily consisted of stock-based compensation, depreciation and amortization expense and accretion of discounts and premiums on short-term investments. The use of cash resulting from changes in our working capital primarily consisted of an increase in disbursement prefunding of $23.2 million relating to the timing of funding our partners, an increase in customer funds receivable of $14.2 million relating to the timing of transactions in process, partially offset by an increase in customer liabilities of $4.2 million related to money that had not yet been disbursed.

Our use of cash for the nine months ended September 30, 2012 was attributable to our net loss of $4.4 million and to changes in our working capital of $1.3 million, partially offset by $3.1 million in adjustments for non-cash items. Adjustments for non-cash items primarily consisted of stock-based compensation, depreciation and amortization expense and accretion of discounts and premiums on short-term investments. The use of cash resulting from changes in our working capital primarily consisted of an increase in customer funds receivable of $13.0 million relating to the timing of transactions in process, partially offset by an increase in customer liabilities of $12.4 million related to money that had not yet been disbursed.

Investing Activities

Our primary investing activities have consisted of purchases, sales and maturities of short-term investments, purchases of property, equipment, software and intangible assets and changes in our restricted cash. Purchases of property, equipment, software and intangible assets may vary from period to period due to the timing of the expansion of our operations and website and internal-use software development. We expect to continue to invest in property and equipment and development of software during 2013 and thereafter.

We used $70.3 million and $3.8 million in nine months ended September 30, 2013 and 2012, respectively, in net purchases of short-term investments.

We used $2.5 million and $2.4 million for purchases of property, equipment, intangible assets and development of software in the nine months ended September 30, 2013 and 2012, respectively.

In addition, we had an increase in our restricted cash of $1.0 million during the nine months ended September 30, 2013, due to higher collateral requirements under our subsidiary’s license to disburse funds in India as a result of increased sending volume to India. During the nine months ended September 30, 2012, we had an increase in our restricted cash of $7.6 million due to the integration of a new payment processor, an increase in our GSV with an existing payment processor and higher collateral requirements under our license to operate in India.

Financing Activities

Our financing activities have primarily consisted of net proceeds from the issuance of preferred and common stock, exercise of preferred stock warrants and common stock options and repayments and borrowings under our line of credit.

Cash provided by financing activities was $156.6 million in the nine months ended September 30, 2013 primarily due to the $88.4 million net proceeds from our IPO of common stock and $104.8 million net proceeds from our follow-on offering of our common stock. This was partially offset by net repayments of $40.0 million under our line of credit.

Cash provided by financing activities was $14.0 million in the nine months ended September 30, 2012 consisting primarily of net borrowings of $14.0 million under our line of credit.

Off-Balance Sheet Arrangements

As described in “—Our Indebtedness” above, SVB issued a standby letter of credit which satisfies the additional collateral requirement to maintain our India operations. As of September 30, 2013 and December 31, 2012, we had $15.0 million and $10.0 million, respectively, reserved under our standby letter of credit.

Contractual Obligations and Commitments

The following table describes our contractual obligations as of September 30, 2013 (in thousands):

	Payments Due by Period
		Less than	1-3	4-5
	Total	1 year	years	years
	(unaudited)
Operating lease obligations	$4,043	$1,299	$2,633	$111

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

We lease our office facilities for our corporate headquarters in San Francisco, California under operating leases which expire in 2016. The terms of the lease agreements provide for rental payments on a graduated basis. We recognize rent expense on a straight-line basis over the lease period. We do not have any material capital lease obligations and all of our property, equipment, software and intangible assets have been purchased with cash.

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

Foreign Exchange Risk

We are exposed to foreign exchange risk as we offer our services in 30 countries and disburse our transactions in multiple foreign currencies. However, we believe that this risk is somewhat limited because these transactions are usually disbursed in less than three business days. As of September 30, 2013 and December 31, 2012, we had not entered into any foreign exchange hedging contracts.

Inflation Risk

We do not believe that inflation has had a material effect on our business, financial condition or results of operations. If our costs were to become subject to significant inflationary pressures, we may not be able to fully offset such higher costs through fee increases.

ITEM 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our principal executive officer and principal financial officer have concluded that as of such date, our disclosure controls and procedures were effective.

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

We may be involved from time to time in various legal proceedings in the normal course of business but are currently not a party to any material pending legal proceedings.

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

We have a limited operating history in an evolving market that may not grow as expected. This limited operating history makes it difficult to effectively assess our future prospects. You should consider our business and prospects in light of the risks and difficulties we encounter in this evolving market. These risks and difficulties include our ability to, among other things:

•	retain an active customer base and attract new customers;

•	avoid interruptions or disruptions in our service or slower-than-expected website load times;

•	improve the quality of the customer experience on our website and through mobile devices;

•	earn and preserve our customers’ trust with respect to the security of their digital money transfers and personal financial information;

•	process, store and use personal customer data in compliance with governmental regulation and other legal obligations related to privacy;

•	comply with extensive existing and new laws and regulations;

•	effectively maintain a scalable, high-performance technology infrastructure that can efficiently and reliably handle increased digital money transfers globally;

•	successfully deploy new or enhanced features and services;

•	compete with other companies that are currently in, or may in the future enter, the digital money transfer business;

•	hire, integrate and retain world-class talent; and

•	expand our business into new sending and receiving countries.

If the market for digital money transfer does not develop as we expect, or if we fail to address the needs of this market, our business will be harmed. We may not be able to successfully address these risks and challenges, including those described elsewhere in these risk factors. Failure to adequately address these risks and challenges could harm our business and results of operations.

If we fail to attract new customers or retain our existing customers, our business and revenue will be harmed.

We must continually attract new customers and retain existing customers in order to grow our business. Our ability to do so depends in large part on the success of our marketing efforts, our ability to enhance our services and our overall customer experience, to keep pace with changes in technology and our competitors and to expand our marketing partnerships and disbursement network. We spent $21.5 million on marketing and $16.0 million on technology and development in 2012, and we expect to continue to spend significant amounts to acquire new customers and to keep existing customers loyal to our service. We cannot assure you that the revenue from customers we acquire will ultimately exceed the marketing and technology and development costs associated with acquiring these customers. We may not be able to acquire new customers in sufficient numbers to continue to grow our business due to macroeconomic factors including exchange rate fluctuations, increased competition, new regulations or other factors, or we may be required to incur significantly higher marketing expenses in order to acquire new customers. If the level of usage by our existing customers declines or does not continue as expected, we may suffer a decline in customer growth or revenue. In addition, our marketing efforts may fail to attract or retain customers. As we continue to work with endorsers to promote our business, negative publicity about our endorsers or a failure to enter into cost effective endorsement arrangements could adversely affect our reputation. A decrease in the level of usage or customer growth would harm our business and revenue.

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

Although we have grown quickly in recent years, our quarterly operating results will fluctuate in the future as a result of a variety of factors, many of which are beyond our control. These factors include:

•	changes in our costs, including transaction fees charged by our payment processors and disbursement partners;

•	relative rates of acquisition of new customers;

•	the digital money transfer sending behavior of our customers, including seasonal patterns;

•	exchange rate fluctuations;

•	changes in our pricing policies or those of our competitors;

•	the introduction of new or enhanced services and related features by us or our competitors and any delays in the introduction of such services or market acceptance of these features and services;

•	the number of customer transaction refunds in a given period;

•	the number of fraudulent transactions in a given period;

•	the success rate of recovering failed or insufficient transaction funding;

•	bank holidays in foreign markets;

•	draw downs on our line of credit; and

•	other changes in our operating expenses, personnel and general economic conditions.

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

Failure to maintain sufficient capital could harm our business, financial condition and results of operations.

We have significant working capital requirements driven by:

•	the delay between when we release funds for disbursement and when we receive customer funds from our payment processors, exacerbated by time zone differences, bank holidays and weekends;

•	regulatory requirements;

•	collateral requirements imposed on our subsidiary by our Indian regulator;

•	collateral requirements imposed on us by our payment processors; and

•	collateral requirements imposed on us by our disbursement partners.

This requires us to have access to significant amounts of capital, particularly at high volume sending times which we may not be able to forecast accurately. Our need to access capital will increase as our number of customers, transactions processed and gross sending volume increases. If we do not have sufficient capital, we may not be able to pursue our growth strategy, fund key strategic initiatives, such as feature development, or continue to transfer money to recipients before we receive the funds from our customers, which we refer to as instant ACH transactions. In addition, we may not be able to meet new capital requirements introduced or required by our regulators and payment processors. Increases in our transactions processed, even if short term in nature, can cause increases in our capital requirements. We currently have a line of credit but there can be no assurance that the line of credit will be sufficient or that we will have access to additional capital. Failure to meet capital requirements or to have access to sufficient capital could harm our business, financial condition and results of operations.

Our revenue and profitability could be harmed and fluctuate period-to-period due to changes in foreign exchange rates and other risks related to foreign exchange.

We have seen increased money transfer volume if the U.S. dollar strengthens against certain currencies. Conversely, we have seen decreased money transfer volume if the U.S. dollar weakens against certain currencies. In particular, we experience abrupt changes in money transfer volume to India when the U.S. dollar strengthens or weakens against the Indian rupee. As foreign exchange rates vary, revenue and other results of operations may differ materially from expectations. We have in the past and may in the future experience significant volatility in foreign exchange rates which we believe has resulted in short-term increases in transactions and gross sending volume. We may not be able to predict how perceptions of foreign exchange rates will influence customer behavior. It is possible that customers may choose not to send transactions, or not to send as much money per transaction, after a period of particularly high sending activity. This uncertainty may make it more difficult to forecast revenue and results of operations.

We generate a substantial portion of our revenue from foreign exchange spreads on transactions where the payout currency is other than U.S. dollars. We typically purchase foreign currency each business day on an as-needed basis and evaluate and reset our foreign exchange spread as necessary. Our revenue may be reduced if we incorrectly set our foreign exchange spread. Our revenue also could be reduced in certain instances when customers initiate transactions in a foreign currency that we have not yet purchased. In such instances, if the foreign exchange rate changes materially between the time that a customer initiates a transaction and the time that we purchase the foreign currency, then our revenue could be reduced and our profitability harmed. Our revenue also could be reduced and our profitability harmed if the foreign exchange rate changes between when we purchase our foreign currency and when we sell the foreign currency. In that case, we may reduce our spread to remain competitive or keep our spread the same but lose transaction volume because our exchange rates are viewed as uncompetitive. In addition, foreign exchange rates could become regulated by either U.S. or foreign governments and such governments could implement new laws or regulations that limit our right to set foreign exchange spreads. We may not be able to comply with such regulations and such regulations could harm our business. We do not currently hedge our foreign currency exposure but may in the future.

We may not be able to secure additional financing in a timely manner, or at all, to meet our future capital needs, which could impair our ability to execute on our business plan.

We believe that our existing cash, cash equivalents and short-term investments, available borrowing under our existing line of credit, expected cash flow from operations and net proceeds from our initial public offering and follow-on offering, will be sufficient to meet our operating and capital requirements for at least the next 12 months. However, we may require additional capital to respond to business opportunities (including increasing the number of customers acquired or during high volume sending periods), challenges, acquisitions or unforeseen circumstances and may determine to engage in equity or debt financings for other reasons. Any debt financing secured by us in the future could involve restrictive covenants relating to our capital raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions. We may not be able to secure additional debt or equity financing in a timely manner, or at all, which could require us to scale back our business plan and operations.

We have substantial debt obligations that could restrict our operations.

As September 30, 2013, we had $135.0 million available borrowing capacity under our line of credit and $15.0 million reserved under our standby letter of credit, and we may incur additional indebtedness in the future.

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

The markets in which we compete are highly competitive and are highly fragmented. Our largest competitors are The Western Union Company and MoneyGram Payment Systems, Inc. We also compete against smaller, country-specific competitors, banks and informal person-to-person money transfer service providers that evade regulation. In the future, new competitors, alliances, or consolidation among established companies may emerge, or competitors may leave the market, resulting in a changed competitive environment. Some of our competitors have longer operating histories, significantly greater financial, technical, marketing, customer service and other resources, greater name recognition, exclusive agreements or a larger base of customers in affiliated businesses than us. Our competitors may respond to new or emerging technologies and changes in customer requirements faster and more effectively than we do, and they could be perceived to effectively improve their products and services relative to ours. Our competitors may devote greater resources to the development, promotion and sale of money transfer services, offer lower prices or better exchange rates and may negotiate exclusive deals which would reduce our opportunities. For example, our competitors have offered coupons for free money transfers and, in India, have established no fee services. Competing services tied to established banks and other financial institutions may offer greater liquidity or superior foreign exchange rates and engender greater consumer confidence in the safety and efficacy of their services than us. We expect competition to continue to intensify. This competition could result in increased pricing pressure, reduced profit margins, increased sales and marketing expenses, our failure to increase market share, or our loss of market share, any of which could harm our business, results of operations and financial condition. There can be no assurance that growth in the digital money transfer market will continue and that competitors would not decrease our market share. If we are unable to compete effectively and continue to grow our business, our business, financial condition and results of operations could be harmed.

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

Individual customer transactions, making up more than 90% of the volume of amounts sent through Xoom in the aggregate, which we refer to as gross sending volume, is released for disbursement prior to our receiving funds from our customers, which exposes us to repayment risk. If customers have insufficient funds in their bank accounts or have closed their bank accounts and we are unable to collect the funds from customers, our revenue will decline and our business may be harmed. We also offer our customers the ability to transfer money utilizing their credit or debit card. Because these are card-not-present transactions, they involve a greater risk of fraud. If we are unable to effectively manage our payment and fraud risks, our business may be harmed.

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

Criminals are using increasingly sophisticated methods to engage in illegal activities such as unauthorized use of credit or debit cards and bank account information. Because we are a digital service provider, requirements relating to customer authentication and fraud detection are more complex. We may ultimately be held liable for the unauthorized use of a cardholder’s card number in an illegal activity and be required by card issuers to pay a charge-back fee. Charge-backs result not only in our loss of fees earned with respect to the payment, but also leave us liable for the underlying money transfer amount. If our charge-back rate becomes excessive, card associations also may require us to pay fines. In addition, we may be subject to additional fraud risk if third-party service providers or our employees fraudulently use customer information for their own gain or facilitate the fraudulent use of such information. In general, we have little recourse if we process a criminally fraudulent transaction.

For the year ended December 31, 2012, our transaction loss expense totaled $7.7 million representing 0.24% of our gross sending volume. Our transaction loss expense may increase in future quarters if our fraud systems lose effectiveness. We have taken measures to detect and reduce the risk of fraud, but we cannot assure you of these measures’ effectiveness or our ability to update these measures to address future fraud risks. If these measures do not succeed, our business will be harmed.

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

We have experienced rapid growth in our headcount and transaction volume, which places substantial demands on our management and operational infrastructure. Our headcount grew from 70 employees at December 31, 2010 to 150 employees at December 31, 2012, and then to 183 employees at September 30, 2013. Additionally, we may not be able to hire new employees quickly enough to meet our needs. As we continue to grow, we must effectively integrate, develop and motivate a large number of new employees, while maintaining the beneficial aspects of our company culture. If we fail, our efficiency and ability to meet our forecasts and our employee morale, productivity and retention could suffer, and our business and operating results could be harmed.

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

The number of people who access the Internet through mobile devices, including smartphones and handheld tablets or computers, has increased significantly in the past few years and is expected to continue to increase. Mobile devices provide us an additional channel to offer our services to new and existing customers and offer a convenient solution to send money at any time, from any Internet-enabled location. We believe that mobile devices provide some customers with their first sustained Internet connection, which gives them access to our digital money transfer services. Customers can currently access our services on our mobile site or our mobile application. If we are not able to drive customers to our mobile site or mobile application or generate customer usage of our mobile website and mobile application, our ability to grow our business could be harmed.

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

Our direct to consumer marketing may include certain claims, both direct and implied, regarding the quality of our services. For example, we have deployed advertising for our India business in which we say we are able to, within certain timeframes, to deposit money into recipients’ accounts within four hours. If we are unable to meet the claims made in our advertisements and our marketing, we may alienate or lose credibility with our customers, and we may attract legal or regulatory scrutiny, including potentially under new federal remittance rules as described elsewhere in these risk factors. New or existing customers may seek other money transfer services and may not return to our services as often in the future, or at all. This would harm our ability to attract new customers and could decrease the frequency with which current customers use our service, which would be harmful to our business and our revenue.

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

We have in the past and may in the future bring a claim against third parties alleging infringement of our intellectual property rights. For example, in February 2011, we filed a lawsuit in federal court in the Northern District of California against Motorola Mobility, Inc. and other affiliated companies, alleging trademark infringement and other related claims, stemming from Motorola’s use of the name “XOOM” in connection with its wireless tablet devices and related accessories, which we settled in July 2013. If future claims are unsuccessful, and one or more infringing products are commercially successful, then this could diminish the value of our brand, adversely affect our ability to market our services, and our business could be harmed. We may be required to spend resources to defend such claims or to protect and police our own rights. Some of our intellectual property rights may not be protected by intellectual property laws, particularly in foreign jurisdictions. The loss of our intellectual property protection, the inability to secure or enforce intellectual property protection or to successfully defend against claims of intellectual property infringement could harm our business.

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

The new remittance rules are effective in the United States on October 28, 2013 and impose additional disclosure and other responsibilities on us as described elsewhere in these risk factors.

A material slowdown or disruption in international migration patterns could harm our business.

A majority of our customers are from first or second generation immigrant families and our business relies in part on international migration patterns. A significant portion of money transfer transactions are initiated by immigrants who have moved from their home countries to the United States. These immigrants typically send money back to their home countries to their family and friends. Migration is affected by, among other factors, overall economic conditions, the availability of job opportunities, changes in immigration laws and political or other events such as war, terrorism or health emergencies that would make it more difficult for workers to migrate or work abroad. Changes to these factors could harm our digital money transfer volume, our business, financial condition and results of operations.

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

If general market conditions in the United States were to deteriorate, our business could be harmed. Additionally, if the volume of our digital money transfers declines or international migration patterns shift due to deteriorating economic conditions, we may be unable to timely and effectively reduce our operating costs or take other actions in response, which could harm our results of operations.

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

As a public company, we are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended, or the Exchange Act, the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act, or the Dodd-Frank Act, the listing requirements of the NASDAQ Stock Market LLC and other applicable securities rules and regulations. Compliance with these rules and regulations will increase our legal and financial compliance costs, make some activities more difficult, time consuming or costly and increase demand on our systems and resources, particularly after we are no longer an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012, or the JOBS Act. The Exchange Act requires, among other things, that we file annual, quarterly and current reports with respect to our business and results of operations. The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. In order to maintain and, if required, improve our disclosure controls and procedures and internal control over financial reporting to meet this standard, significant resources and management oversight may be required. As a result, management’s attention may be diverted from other business concerns, which could harm our business and results of operations. Although we have already hired additional employees to comply with these requirements, we may need to hire more employees in the future or engage outside consultants, which will increase our costs and expenses.

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

As a result of disclosure of information in our filings with the Securities and Exchange Commission, or the SEC, our business and financial condition will become more visible, which may result in threatened or actual litigation, including by competitors and other third parties. If such claims are successful, our business and results of operations could be harmed, and even if the claims do not result in litigation or are resolved in our favor, these claims, and the time and resources necessary to resolve them, could divert the resources of our management and harm our business and results of operations.

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

We will be required, pursuant to Section 404 of the Sarbanes-Oxley Act, to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting for the year ended December 31, 2014. This assessment will need to include disclosure of any material weaknesses identified by our management in our internal control over financial reporting, as well as a statement that our independent registered public accounting firm has issued an opinion on our internal control over financial reporting.

We are in the early stages of the costly and challenging process of compiling the system and processing documentation necessary to perform the evaluation needed to comply with Section 404. We may not be able to complete our evaluation, testing and any required remediation in a timely fashion. During the evaluation and testing process, if we identify one or more material weaknesses in our internal control over financial reporting, we will be unable to assert that our internal controls are effective.

If we are unable to assert that our internal control over financial reporting is effective, or if our independent registered public accounting firm is unable to express an opinion on the effectiveness of our internal controls, we could lose investor confidence in the accuracy and completeness of our financial reports, which could cause the price of our common stock to decline, and we may be subject to investigation or sanctions by the SEC.

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

As of December 31, 2012, we had net operating loss carryforwards for federal and state income tax purposes of approximately $56.6 million and $54.2 million, respectively. The annual use of our net operating losses may be limited following certain ownership changes under provisions of the Internal Revenue Code of 1986, as amended, and applicable state tax law. We have not completed a study to assess whether an ownership change occurred as a result of our initial public offering or our follow-on offering or whether there have been one or more ownership changes since our inception, due to the costs and complexities associated with such study. Accordingly, our ability to use our net operating loss carryforwards to reduce future tax payments may be currently limited or may be limited as a result of our initial public offering, follow-on offering or any future issuance of shares of our stock.

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

A number of states have enacted legislation regulating money transmitters. To date, we have obtained licenses to operate as a money transmitter in 45 U.S. states, the District of Columbia and Puerto Rico and have applied, or plan to apply, for money transmitter licenses in additional states. Our subsidiary holds a money transmitter license in India and a license in one U.S. state. Our subsidiary is a regulated entity in India, and we must renew our license to operate every two years, with our next renewal scheduled for January 2015. If regulators were to revoke or decline to renew our subsidiary’s license to operate in India, and we were unable to process transactions pursuant to the rupee drawing arrangement, then we may be required to stop doing business in India, which would harm our business and results of operations. We and our subsidiary are also registered as money services businesses with FinCEN. As a licensed money transmitter, we are subject to bonding requirements, liquidity requirements, restrictions on our investment of customer funds, reporting requirements and inspection by state and foreign regulatory agencies. If our pending applications were denied or if additional states or jurisdictions require us to apply for a license, we could be forced to change our business practice or required to bear substantial cost to comply with the requirements of the additional states or jurisdictions. If we were found to be subject to and in violation of any banking or money services laws or regulations, we could be subject to liability or additional restrictions, such as increased liquidity requirements. In addition, our licenses could be revoked or we could be forced to cease doing business or change our practices in certain states or jurisdictions, or be required to obtain additional licenses or regulatory approvals that could impose a substantial cost on us. Regulators could also impose other regulatory orders and sanctions on us. Any change to our business practices that makes our service less attractive to customers or prohibits use of our services by residents of a particular jurisdiction could decrease our transaction volume and harm our business.

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

The CFPB has recently issued regulations implementing the remittance provisions of the Dodd-Frank Act. These regulations, effective on October 28, 2013, will impact our business in a variety of areas as described elsewhere in these risk factors. These requirements and other potential changes under CFPB regulations could harm our operations and financial results and change the way we operate our business.

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

The effect of the Dodd-Frank Act and the CFPB on our business and operations will be significant, in part because the function and scope of the CFPB, the reactions of our competitors and the responses of consumers and other marketplace participants are uncertain.

New remittance rules adopted by the CFPB, effective in October 2013, could harm us and the scope of our activities, and could harm our operations, results of operations and financial condition.

The CFPB has issued new remittance regulations effective on October 28, 2013. Among other things, these regulations require money transmitters to disclose to customers, at the time of their transaction, certain transaction details, such as any fees charged, the foreign exchange rate and the amount of money to be disbursed to the recipient. Money transmitters must also provide the customer with a receipt, and inform the customer as to the date on which the money will be available to the recipient. In addition, the regulations require money transmitters to provide refunds to customers in certain circumstances within certain timeframes, and to create a customer complaint process, according to which money transmitters must investigate certain notices of error according to certain timeframes. We believe we are in compliance with these new remittance regulations but if we were found to be in violation of any the regulations, our business could be harmed. These regulations and other potential changes under CFPB regulations could harm our operations, results of operations and financial condition and change the way we operate our business.

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

We receive, store and process personal information and other customer data, including bank account numbers, credit and debit card information, identification numbers and images of government identification cards. As a result, we are required to comply with the privacy provisions of the Gramm-Leach-Bliley Act of 1999, or the Gramm-Leach-Bliley Act, and the Payment Card Industry Data Security Standard. There are also numerous other federal, state and local laws around the world regarding privacy and the storing, sharing, use, processing, disclosure and protection of personal information and other customer data, the scope of which are changing, subject to differing interpretations, and may be inconsistent among different jurisdictions or conflict with other applicable rules. It is possible that these obligations may be interpreted and applied in a manner that is inconsistent from one jurisdiction to another and may conflict with other rules or our business practices.

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

Risks Related to Ownership of our Common Stock

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

Our executive officers, directors and significant stockholders own a significant percentage of our stock, have significant control of our management and affairs, and can take actions that may be against your best interests.

Following the completion of our follow-on offering in September 2013, our executive officers, directors and holders of more than 5% of our voting securities beneficially owned a significant percentage of our outstanding common stock. This significant concentration of stock ownership may adversely affect the trading price for our common stock because investors often perceive disadvantages in owning stock in companies with controlling stockholders. Also, as a result, these stockholders, acting together, may be able to control our management and affairs and other matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, such as mergers, consolidations or the sale of substantially all of our assets. Consequently, this concentration of ownership may have the effect of delaying or preventing a change in control, including a merger, consolidation or other business combination involving us, or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control, even if such a change in control would benefit our other stockholders.

Our stock price could decline due to the large number of outstanding shares of our common stock eligible for future sale.

Sales of substantial amounts of our common stock in the public market, or the perception that these sales could occur, could cause the market price of our common stock to decline. These sales could also make it more difficult for us to sell equity or equity-related securities in the future at a time and price that we deem appropriate. The 12,337,510 shares of common stock sold in our initial public offering and follow-on offering are tradable without restriction.

The lock-up agreements from our follow-on public offering entered into by our executive officers, directors and selling stockholder expire on November 9, 2013. Barclays Capital Inc., as representative of the underwriters, may, in their discretion and at any time, release all or any portion of the securities subject to lock-up agreements. We registered 9,595,910 shares of our common stock that have been issued or reserved for future issuance under our equity incentive plans.

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

ITEM 6. Exhibits

The exhibits listed below are filed or incorporated by reference as part of this Report.

Exhibit Number	Description of Exhibits	Incorporated by Reference from Form	Incorporated by Reference from Exhibit Number	Date Filed

10.1†	Amended and Restated Credit Agreement by and between the Registrant, the lenders from time to time parties thereto and Silicon Valley Bank dated September 19, 2013	Filed herewith

10.2†	Agreement by and between the Registrant and Punjab National Bank dated April 19, 2013	Filed herewith

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.	Filed herewith

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.	Filed herewith

32.1*	Certification of the Chief Executive Officer, pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act.	Furnished herewith

32.2*	Certification of the Chief Financial Officer, pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act.	Furnished herewith

Exhibit Number	Description of Exhibits	Incorporated by Reference from Form	Incorporated by Reference from Exhibit Number	Date Filed

101.INS**	XBRL Instance Document	Filed herewith

101.SCH**	XBRL Taxonomy Extension Schema Document	Filed herewith

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith

†	We have requested confidential treatment for certain portions of this agreement from the Securities and Exchange Commission.
*	The certification furnished in Exhibit 32.1 hereto are deemed to accompany this Quarterly Report on Form 10-Q and will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, except to the extent that the Registrant specifically incorporates it by reference.
**	Users of this data are advised that, pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Date: October 28, 2013	XOOM CORPORATION

	By:	/s/ Ryno Blignaut
Ryno Blignaut
Chief Financial Officer and Chief Risk Officer
(Principal Financial and Accounting Officer)