Form 10-K
period 2013-12-31
XOOM Corp
filed 2014-02-21
CIK 1315657

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to                     .

Commission file number: 001-35801

Xoom Corporation

(Exact name of registrant as specified in its charter)

Delaware	7389	94-3401054
(State or other jurisdiction of Incorporation or organization)	(Primary Standard Industrial Classification Code Number)	(I.R.S. Employer Identification No.)

100 Bush Street, Suite 300, San Francisco, CA 94104

(Address of principal executive offices, including zip code)

(415) 777-4800

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, $0.0001 par value	The NASDAQ Stock Market LLC
(Title of class)	(Name of exchange on which registered)

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§232.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or in any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of common stock held by non-affiliates of the registrant, computed by reference to the closing price at which the common stock was sold on June 30, 2013, the last business day of the registrant’s most recently completed second fiscal quarter, as reported on the NASDAQ Global Select Market, was approximately $399.6 million. Shares of common stock held by each executive officer, director and holder of 10% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status does not reflect a determination that such persons are affiliates of the registrant for any other purpose.

On February 10, 2014, the registrant had 37,664,803 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement relating to its 2014 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. Such Proxy Statement will be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

Xoom Corporation

i

FORWARD-LOOKING STATEMENTS

The Business section and other parts of this Annual Report on Form 10-K contain forward-looking statements within the meaning of the Securities Exchange Act of 1934, which are subject to risks and uncertainties. The forward-looking statements include statements concerning, among other things, our business strategy (including anticipated trends and developments in, and management plans for, our business and the markets in which we operate), financial results, operating results, revenues, gross margins, operating expenses, products, projected costs and capital expenditures, research and development programs, sales and marketing initiatives and competition. In some cases, you can identify these statements by forward-looking words, such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan” or “will,” and similar expressions or variations. Actual events or results may differ materially from those expressed or implied by these statements due to various factors, including but not limited to the matters discussed below, in the section titled “Item 1A. Risk Factors,” and elsewhere in this Annual Report on Form 10-K. Many of the forward-looking statements are located in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Examples of forward-looking statements include statements regarding:

•	any expectation of earnings, revenues or other financial items;

•	any statements of the plans, strategies and objectives of management for future operations;

•	any statements related to our ability to forecast demand for our services;

•	statements related to competition;

•	factors that may affect our operating results and business;

•	statements related to security of our product offerings and customer information;

•	statements related to enhancements of existing services and our growth;

•	our anticipated cash needs and our estimates regarding our operating and capital requirements and our needs for additional financing;

•	our disclosure controls and procedures;

•	statements related to intellectual property;

•	statements related to legal proceedings;

•	statements related to recruiting and retaining employees;

•	statements related to future capital expenditures;

•	statements related to future economic conditions or performance;

•	statements as to industry trends;

•	statements related to our and our disbursement partners’ ability to comply with current and future regulations;

•	statements related to our stock; and

•	other matters that do not relate strictly to historical facts or statements of assumptions underlying any of the foregoing.

Forward-looking statements are not guarantees of future performance and involve risks and uncertainties. The forward-looking statements contained in this Annual Report on Form 10-K are based on information available to us as of the filing date of this Annual Report on Form 10-K and our current expectations about future events, which are inherently subject to change and involve risks and uncertainties. You should not place undue reliance on these forward-looking statements.

We do not undertake any obligation to update any forward-looking statements in this report or in any of our other communications, except as required by law. All such forward-looking statements should be read as of the time the statements were made and with the recognition that these forward-looking statements may not be complete or accurate at a later date.

Unless the context requires otherwise, we are referring to Xoom Corporation and its subsidiaries when we use the terms “Xoom,” the “Company,” “we,” “our” or “us.”

PART I

ITEM 1.	Business

Company Overview

Xoom is a leader in the digital consumer-to-consumer international money transfer industry. Our customers use Xoom to send money to family and friends in 31 countries.

The traditional global money transfer market is highly fragmented and is primarily based on antiquated technology, with the majority of offline money transfers relying on physical infrastructure. In contrast, our modern digital platforms disrupt the traditional forms of money transfer and deliver our customers a convenient, fast and cost-effective way to send money.

Our typical customers left their home countries and moved to the United States to seek better employment opportunities and to support their family and friends back home. Our customers represent a broad range of professions and education levels, but share common traits in that they have bank accounts and actively use the Internet or mobile devices. Despite being far from home, they maintain close ties to their family and friends and have a strong sense of family duty and obligation. As a result, our customers regularly use Xoom to help their family and friends in their home countries afford basic, and sometimes dire, needs for food, shelter, healthcare and other critical, non-discretionary expenses.

At Xoom, we earn and maintain our customers’ trust by providing a high level of service through convenient, fast and cost-effective money transfers. Xoom’s money transfers are initiated online or through a mobile device and can be sent at any time, from any Internet-enabled location. Our service is accessible in multiple languages and new customers can sign up and submit their first transaction in an average of less than ten minutes. Repeat customers typically submit transfers in approximately one minute. Recipients receive money in the manner they prefer, and to which they are individually or culturally accustomed, at major banks and leading retailers. Our disbursement options include direct deposit into recipient bank accounts in all countries we serve, cash pick-up at our disbursement partner locations in most countries we serve or home delivery of cash in the Dominican Republic and the Philippines.

We believe we process and complete money transfer transactions as fast as, or faster than, our competitors, and our customers and their recipients can track the status of all transactions in real time. This speed and transparency provide our customers and their recipients peace of mind, providing certainty in the status of their money at any point. Our business model allows us to provide our customers with cost-effective money transfers because we do not pay originating agent commissions and the majority of our transfers are funded directly from bank accounts, which lowers our cost of sales. Xoom proudly passes a significant portion of these savings on to our customers in the form of cost-effective fees.

Our ability to provide our customers with convenient, fast and cost-effective money transfers relies on our proprietary technology which, combined with our risk management capabilities and global disbursement network, constitute our operating platform. We have invested in developing our operating platform over the past eleven years. Our technology enables easy-to-use online and mobile sender interfaces, effective risk management and seamless integration with our disbursement partners’ systems. Our risk management capabilities allow us to proactively balance a low-friction customer experience with effective loss mitigation and regulatory compliance. We have built extensive partnerships with major banks and leading retailers that form our global disbursement network across 31 countries and deliver a high quality of service through regionally recognized, trusted brands.

During 2013, we launched the following new initiatives to enhance our customer experience and expand our reach in the communities we serve:

•	We introduced StatusTrak, a new tracking center that provides customers a variety of ways to track their transfers by text message, email updates and 24/7 customer support, along with a text update service which notifies money transfer recipients in the majority of our recipient countries when their money is available so that they can track the status of their transactions in real time; and Pay Only When Received, POWR, an assurance to qualifying customers that their funding source will not be debited until it is received by their recipients.

•	We released our new mobile application in English and Spanish, which is targeted at existing customers, empowering them to send money to their family and friends in seconds with “one tap and one swipe,” as well as track the status of their transactions.

•	We enhanced our services to India with our four hour bank deposit, a quick deposit service to India where customers can transfer money to any Rupee-denominated bank account in India in four hours when sent during Indian banking hours; and money transfer services for non-resident Indians (NRIs) sending to non-resident external (NRE) and non-resident ordinary (NRO) bank accounts in India. Our marketing campaign for our four hour bank deposit to India featured Indian superstar Amitabh Bachchan as our brand ambassador.

•	We strengthened our service offerings in Latin America through our partnership with Exito, Carulla and Surtimax supermarkets which expanded our payout network in Colombia to more than 1,000 cash payout locations.

•	We celebrated ten years of service to the Philippines and announced our instant deposit to all bank accounts at BDO, the largest bank in the Philippines.

We believe we are changing the way consumers transfer money around the globe by changing their habits and preferences. The value proposition we offer our customers has allowed us to reach over one million active customers in 2013. The quality of service afforded by our operating platform has driven customer loyalty, resulting in a meaningful increase in gross sending volume, or GSV. GSV increased from $500.5 million for 2009 to $5.5 billion for 2013, representing an 82% CAGR. GSV increased from $95.8 million for the three months ended March 31, 2009 to $1.4 billion for the three months ended December 31, 2013. We experience seasonal fluctuations in our business, as described elsewhere in this report.

We generate revenue from transaction fees charged to customers, and from foreign exchange spreads on transactions where the payout currency is other than U.S. dollars. Service fees generally vary by country, type of funding source, disbursement currency and send amount, but do not vary by method of disbursement, how the transaction was initiated (via computer or mobile device) or the location of the customer. Our foreign exchange revenue is derived from the difference between our cost to buy local currency and the price at which we sell the currency, referred to as our foreign exchange spread. Our foreign exchange spreads vary by country, but have typically ranged from approximately 1% to 3% of a transaction’s principal send amount. We believe our business model is often characterized by predictable and recurring revenue from our large and growing base of new and repeat customers. In addition, our business model yields attractive per unit economics; over a 36 month period we estimate that, for a customer acquired today for $43 in marketing expense, we will generate $284 of revenue and $196 of gross profit.

In January 2014, we acquired all of the outstanding equity of BlueKite, LTD, a BVI business company, which is a Guatemala-based developer of solutions and applications for cross-border bill pay and cell phone top up services. We have launched a development center in Guatemala City that will augment our San Francisco product and development teams. We believe that expanding our products and features to include bill pay and cell phone top up services in the same convenient, fast and cost-effective manner in which we provide our money transfer services will broaden our relationship with our customers and increase customer loyalty.

Industry Overview

The market for global money transfer is large and growing. The growth trend in this market has primarily been driven by increasing globalization of economies with cross-border movement of people and employees. Over 200 million people live outside their country of birth, with Asia and Latin America having the largest migrant pools. Developing countries largely remain the top recipients of global remittances. The top four remittance-receiving countries – India, China, the Philippines and Mexico – collectively received an estimated annual volume of over $179 billion in 2013 according to the World Bank. The United States continues to be the top remittance-sending country with an estimated $123 billion of outbound remittance in 2012 according to the World Bank’s Bilateral Remittance Matrix, of which approximately $81 billion was sent to countries that Xoom serves.

Traditionally, the global money transfer market has been highly fragmented. It is served by a few large players, many small regional players, traditional banks and informal person-to-person money transfer providers that evade regulation. The large industry players primarily service senders who fund with cash, which requires maintaining an extensive network of agents in the United States and the associated physical infrastructure. This model also requires significant infrastructure in receiving locations. Growth in transaction volume has typically been driven by adding more agent locations across the globe. This antiquated model of predominantly cash-to-cash money transfer has not evolved meaningfully in more than 100 years. The traditional model has been plagued by one or more of the following problems: slow transaction processing; non-transparent fees; opaque exchange rates and an inconvenient offline money transfer experience, including limited store hours, long wait times, complicated manual forms and sometimes unsafe locations. We believe these factors have led to customer frustration.

With the widespread consumer adoption of digital channels and a steady increase in the proportion of the banked population among the foreign-born community in the United States, we believe we can disrupt the traditional forms of money transfer with our services which provide a convenient, fast and cost-effective way to send money.

Our Solutions

Our solutions are designed to offer customers a convenient, fast and cost-effective way to send money to family and friends at any time, from any Internet-enabled location. Our operating platform allows us to provide innovative solutions to the challenge of transferring funds internationally, as described below.

Origination. All Xoom money transfers originate online, without the costs or inconvenience of initiating a transaction at a physical agent location or bank. Our money transfer services are available over the Internet or through a mobile device on our website at www.xoom.com, our co-branded website with Walmart.com or through our mobile application.

Funding. Our customers have the option to fund a money transfer with a U.S.-based bank account, credit card or debit card, which we do not require to be from any particular bank or banks. We do not have originating agents who accept cash. As a result, we do not incur the costs or commissions associated with physical agent-based origination and funding. Over 90% of our GSV is funded by bank accounts through the Automated Clearinghouse system, or ACH. ACH transactions are less expensive to fund than credit or debit card transactions as ACH does not include variable fees associated with these transactions. We are able to pass these cost savings directly to our customers in the form of cost-effective and often fixed fees. We instantly process over 95% of our ACH-funded transactions in order to expedite disbursement by our partners, which we refer to as instant ACH. We receive settlement from our payment processors for our customers’ funds within one to two business days, though we are typically exposed to the risk of reversals for up to four business days. Reasons for reversals include “bounced checks,” invalid accounts, fraud and other losses, but we are able to minimize the risks and potential losses based on our proprietary risk management system, which is discussed in more detail below. For reversals due to criminal fraud, we generally have little recourse. For reversals due to bounced checks or invalid account numbers, we are often successful at contacting the customer and receiving reimbursement. The combination of factors above enable us to provide a convenient, fast and cost-effective service, which we believe our competitors are unable to match.

Disbursement. Our customers can transfer money from the United States to 31 countries, including many major recipient countries, such as India, Mexico and the Philippines. Recipients accept money in the manner they prefer and to which they are individually or culturally accustomed. Xoom’s disbursement options include direct deposit into a recipient’s bank account in all countries we serve, cash pick-up at our disbursement partner locations in most countries we serve or home delivery of cash in the Dominican Republic and the Philippines. Direct deposit recipients enjoy fast deposits made possible through the direct integration of Xoom’s platform with each of its bank-to-bank partners. Cash pick-up provides recipients, particularly those who do not have a bank account, with the convenience of picking cash up at retail outlets and banks generally within seconds or minutes. With home delivery, recipients can enjoy the convenience of receiving cash directly at their doorstep.

These convenient options are made available through established partnerships with major banks and leading retailers that form our global disbursement network. We carefully choose our partners based on recipient preference, quality of service, brand recognition, fee structure and co-branding opportunities. The quality of our disbursement partners makes us a trusted source of money transfer because customers are typically already familiar with their chosen disbursement partner and recipients feel comfortable receiving money where they regularly bank or shop.

We provide funds to our disbursement partners in two ways. One way is to “post-fund” a transaction, which means that we reimburse our disbursement partner after it has disbursed money to the recipients. For the vast majority of our disbursement partners, however, we “prefund” transactions, meaning that we provide them with funds prior to their disbursing money to the recipients. In order to prefund transactions, we generally deposit funds into a disbursement partner’s prefunding account each business day. Each disbursement partner then debits the appropriate prefunding account as transactions are disbursed. If the prefunding account balance is insufficient to cover the disbursements, the disbursement partner may halt disbursements until additional funding is deposited into the prefunding account.

Transaction Processing. Throughout the entire money transfer process, we provide a high level of risk management, compliance and regulatory oversight and customer service. Our operating platform is built to track each of these requirements. From the inception of a transaction, our platform enables us to quickly and seamlessly assess the transaction’s risk profile without introducing undue friction into the customer experience. We have built our technology to test each transaction for compliance, anti-money laundering, acceptable use, anti-fraud and funding risk within seconds. We also have 24/7 expert human oversight to monitor transaction traffic and identify and mitigate risks as they develop. Additionally, our multi-lingual customer service operations provide 24/7 support for both our customers and disbursement partners. Online and telephone support addresses customer inquiries, real-time transaction status updates, technical issue resolution, social media support, information verification, collections, internal processing monitoring and complaint resolution. We believe our strong risk management, combined with our high level of customer service, is reflected in our consistently low transaction loss rates and compelling value proposition. Our transaction loss rates have been 35 basis points or lower as a percentage of GSV on an annual basis since 2010.

Our Competitive Strengths

The majority of our employees are from first or second generation immigrant families and personally understand the importance and impact of our service on our customer base. Our first-hand knowledge of our customers’ needs enhances our ability to innovate and design solutions that solve their challenges. This customer-centric culture and mission-driven approach permeates our organization, defines the fabric of our company and drives our focus on serving our customers. We believe our competitive strengths include our compelling value proposition of convenience, speed and cost-effective pricing; our proprietary risk management system which balances a low-friction customer experience with low transaction loss rates; an online transaction origination model which affords us valuable insight into customer behavior as a result of the transaction-related data we collect for each transaction; our marketing expertise; our established global disbursement capabilities; and our efficient regulatory compliance.

Technology and Development

We intend to aggressively grow our business by continuing to invest in our technology platform and enhancing our services. We develop many of our products and services internally. We have three patent applications and one provisional patent application that relate to various aspects of our products and technology. We continue to make substantial investments in research and development, and we expect to focus our future research and development efforts on enhancing existing products and services and on developing new products and services, including enhanced mobile capabilities. We also expect to continue to focus significant research and development efforts on ongoing projects to update our technology platforms. Our research and development expense, which is included in technology and development expense in our consolidated financials was $17.6 million, $12.0 million and $8.2 million for the years ended December 31, 2013, 2012 and 2011, respectively.

Our Technology Platform

Our technology platform, developed over the last eleven years, enables us to process money transfers safely and securely, while complying with applicable money transfer regulations and minimizing fraud. We use a combination of proprietary technology and open source solutions. Our technology platform includes:

•	A customer interface which allows customers to send money from our website, mobile website, or mobile application quickly and easily, using a computer, a tablet or a mobile phone. New customers can sign up and send money in four easy steps, while repeat customers can send money with just two clicks;

•	A proprietary risk management system that allows us to analyze a range of data to detect compliance issues and fraud, including predictive artificial intelligence models, inline real-time rules engines, granular controls, 24/7 expert oversight, sending limits, and comprehensive searching to link related accounts. Our risk management technology helps us manage the primary risk challenges our business confronts, including ACH returns on instant ACH transactions, payment and fraud risk, anti-money laundering and regulatory compliance and acceptable use concerns;

•	A proprietary transaction processing platform which allows us to send money seconds after our customer has authorized a transaction, either from a customer’s bank account through the ACH network, or from a customer’s credit or debit card;

•	A proprietary disbursement integration platform which securely integrates our systems directly with those of our disbursement partners, so that we can deliver money quickly to a recipient’s bank account or to one of our disbursement partners for cash pick-up or delivery; and

•	An automated testing framework which allows us to continuously test our operating platform using innovative applications of technologies to cost-effectively simulate customer behavior in order to produce a high-quality operating platform.

We will continue to invest in delivering technologies that improve our customer experience and the safety and security of money transfers by our customers. We designed our technology platform to handle traffic well in excess of expected peaks and to scale efficiently and easily with the addition of new servers. We incurred $22.5 million, $16.0 million and $9.4 million in technology and development expenses for the years ended December 31, 2013, 2012 and 2011, respectively.

Our Mobile Strategy

We launched our mobile strategy in November 2011 and our new mobile application in English in June 2013 and in Spanish in July 2013. We believe that, on average, customers sending transactions with mobile devices typically send more money in a given period as compared to similar customers who send transactions using only desktop computers. We also believe that our mobile solutions help us retain active customers. In 2013, 35% of our transactions were sent via mobile devices compared to 20% in 2012. In the fourth quarter of 2013, 42% of our transactions were sent via mobile devices. We believe this percentage will increase over time as mobile devices become more popular, particularly among people whose only Internet access is via mobile device. During 2013, approximately $1.2 billion of our gross sending volume was sent from mobile devices which represented growth of approximately 186% compared to 2012. Our mobile application, the “Xoom App” is simple to use and allows existing customers to send money to their family and friends in seconds with “one tap and one swipe” and track the status of their transactions. We will continue to optimize our services for mobile devices to capitalize on the continued and growing trend in mobile usage. Our quarterly mobile device usage as a percentage of overall transactions since we launched our mobile strategy in November 2011 was as follows:

Transactions

*	We launched our mobile strategy in November 2011.

Marketing and Corporate Development

We market our money transfer services to customers through a variety of offline and online channels such as television, out-of-home and print advertising, paid and unpaid search, social networks and email. We also market through a number of incentive programs including Refer-A-Friend and targeted promotions focused on sporting and other culturally-relevant events. The primary purpose of our marketing campaigns is to drive new customer acquisition and brand awareness. We specifically develop and design our marketing programs for the demographics of the countries we serve, and we continually strive to innovate and optimize our marketing strategies.

Our marketing program uses quantitative metrics to optimize the balance between cost per acquisition of a new customer and customer lifetime value, or CLV. The program has been fine-tuned through years of continuous improvement and experience, yielding an attractive return on investment and CLV.

Our corporate development team is responsible for developing our disbursement partner network. We strive to identify and work with disbursement partners that will allow us to offer our customers an accessible cash pick-up network as well as direct integration with key banks to ensure quick access to money for recipients. We work continuously with our disbursement partners to improve quality and reduce costs. Our disbursement partners include prominent banks and retailers with well-recognized brands in the countries we serve.

Customer Support

We believe that effective customer support is critical to attracting new customers and retaining existing customers. Our customer operations group handles a range of customer experience management areas, including inbound customer calls and emails, partner and internal processing system monitoring, complaint resolution, customer verification and collections.

Our customer support organization provides support to customers including by email, telephone and via a comprehensive set of frequently asked questions on our website. We have two outsourced customer call centers, one in the Philippines and one in El Salvador, allowing us to serve our customers around the clock in multiple languages. We take steps to ensure that calls and emails from customers are answered promptly and efficiently.

Regulation

Our services are subject to a wide range of laws and regulations enacted by the U.S. federal government, each of the states in the United States, many localities and many other countries and jurisdictions. These include international, federal and state anti-money laundering laws and regulations; financial services regulations; currency control regulations; anti-bribery laws; regulations of the U.S. Treasury Department’s Office of Foreign Assets Control, or OFAC; money transfer and payment instrument licensing laws; escheatment laws; privacy, data protection and information security laws; consumer disclosure and consumer protection laws; and rules, laws and regulations including those governing credit and debit cards, electronic payments and competition.

Our wholly-owned subsidiary, buyindiaonline.com Inc., is licensed in India pursuant to the Money Transfer Service Scheme, or MTSS, as administered by the Reserve Bank of India, and any transactions which we process under MTSS must comply with all applicable MTSS rules, which include caps on transaction amounts, prohibitions against certain types of transactions and verification of a robust anti-money laundering program.

In February 2013, the Reserve Bank of India extended its rupee drawing arrangement, or RDA, to money transmitters based in the United States. In July 2013, we began processing transactions to India via RDA. Prior to July 2013, we processed transactions to India exclusively through buyindiaonline.com Inc. under its MTSS license. Now we are processing all transactions to India without the involvement of buyindiaonline.com Inc., pursuant to RDA. There are fewer limitations on transactions processed pursuant to RDA. For example, we are now able to process transactions to bank accounts held by non-resident Indians, and we are no longer subject to the $2,500 transaction limit required by MTSS.

We continually enhance our compliance programs, including our anti-money laundering program, which comprises policies, procedures, systems and internal controls to monitor and to address various legal and regulatory requirements. In addition, we continue to adapt our business practices and strategies to help us comply with current and evolving legal standards and industry practices. These programs include dedicated compliance personnel, training and monitoring programs, suspicious activity reporting, regulatory outreach and education, and support and guidance to our disbursement partners concerning regulatory compliance. Our money transfer network operates through third-party disbursement partners in most countries, and, therefore, there are limitations on our legal and practical ability to manage those disbursement partners’ compliance programs. See “Risk Factors” for additional discussion regarding potential impacts of our disbursement partners’ failure to comply.

Anti-Money Laundering Compliance. Our services are subject to anti-money laundering laws and regulations of the United States, including the Bank Secrecy Act, as amended by the USA PATRIOT Act of 2001, or the Bank Secrecy Act, as well as similar state laws and regulations and the anti-money laundering laws and regulations in many of the countries in which we or our disbursement partners operate.

Anti-money laundering regulations are constantly evolving. We continuously monitor our compliance with anti-money laundering regulations and implement policies and procedures to make our business practices flexible so that our services remain compliant with the most current legal requirements. As a money services business, we maintain a stringent anti-money laundering compliance program that includes internal policies and controls, designation of a compliance officer, ongoing employee training and an independent review function.

U.S. Sanctions. We are required to remain in compliance with the sanctions laws and regulations administered by OFAC and may be required to remain in compliance with sanctions regimes established in certain countries in which we or our disbursement partners operate.

Money Transfer Licensing. Most states in the United States require us to be licensed to process transactions for their residents. To date, we have obtained money transmitter licenses in 45 U.S. states, the District of Columbia and Puerto Rico, and have applied, or plan to apply, for money transmitter licenses in additional states. Our subsidiary, buyindiaonline.com Inc., is licensed as a money transmitter in Delaware and is licensed in India pursuant to MTSS. We and buyindiaonline.com Inc. are also registered as money services businesses with the U.S. Department of the Treasury Financial Crimes Enforcement Network, or FinCEN.

Recent Federal Legislation in the United States. Recent regulations implementing the Dodd-Frank Act have imposed additional regulatory requirements upon us. The Dodd-Frank Act created the Consumer Financial Protection Bureau, or the CFPB, which issues and enforces consumer protection initiatives governing financial products and services, including money transfer services, in the United States.

Privacy Regulations. In the ordinary course of our business, we collect certain types of data that subject us to privacy laws in the United States and abroad. In the United States, we are subject to the Gramm-Leach-Bliley Act, which requires that financial institutions have in place policies regarding the collection, processing, storage and disclosure of information considered nonpublic personal information. Many states in the U.S. and other countries where we operate have adopted similar laws.

Competition

The markets in which we compete are highly competitive and are highly fragmented. However, we believe we have competitive strengths that position us favorably in our markets, including the convenience, speed and competitive cost of our services. Our largest competitors are The Western Union Company and MoneyGram Payment Systems, Inc. We also compete against country-specific players, banks and informal person-to-person money transfer service providers that evade regulation. In the future, new competitors or alliances among established companies may emerge.

Intellectual Property

The Xoom brand is important to our business. We utilize trademark registrations in the United States and internationally to protect our brand. We rely on a combination of patent and trademark laws, trade secret protection and confidentiality and license agreements to protect the intellectual property rights related to our services, all of which offer only limited protection. In addition, we have three patent applications and one provisional patent application on file with the U.S. Patent and Trademark Office.

We control access to our proprietary technology by entering into confidentiality and invention assignment agreements with employees, consultants, partners, vendors and customers. However, policing unauthorized use of our technologies, services and intellectual property is difficult, expensive and time-consuming, particularly in foreign countries where the laws may not be as protective of intellectual property rights as those in the United States and where mechanisms for enforcement of intellectual property rights may be weak. We may be unable to determine the extent of any unauthorized use or infringement of our services, technologies or intellectual property rights.

From time to time, legal action by us may be necessary to enforce our patents and other intellectual property rights, to protect our trade secrets, to determine the validity and scope of the intellectual property rights of others or to defend against claims of infringement or invalidity. We may also be subject to claims by third parties alleging that we infringe their intellectual property rights or have misappropriated other proprietary rights. Such litigation could result in substantial costs and diversion of resources and could negatively affect our business, operating results and financial condition. If we are unable to protect our intellectual property rights, we may find ourselves at a competitive disadvantage to others who need not incur the additional expense, time and effort required to create the innovative services that have enabled us to be successful to date.

Employees

As of December 31, 2013, we had 190 full-time employees. We also rely on outsourcing for our customer call centers and other operational support. None of our employees is represented by a labor union or covered by a collective bargaining agreement. We have not experienced any work stoppages and we consider our relations with our employees to be good.

Corporate Information

We were incorporated in California in June 2001 and reincorporated into Delaware in November 2012. Since our inception we have provided digital consumer-to-consumer money transfers. From 2003 to 2005, we also offered other services within the money transfer business. In 2006, we chose to focus solely on our current business model, providing digital consumer-to-consumer international money transfers. Our principal executive office is located at 100 Bush Street, Suite 300, San Francisco, CA 94104. Our telephone number at our principal executive office is (415) 777-4800.

We use various trademarks and trade names in our business, including “Xoom” and XOOM®, which we have registered in the United States and in various other countries. This report also contains trademarks and trade names of other businesses that are the property of their respective holders. We have omitted the ® and ™ designations, as applicable, for the trademarks we name in this report.

Available Information

We are subject to the information and periodic reporting requirements of the Exchange Act, and, in accordance with such requirements, file periodic reports, proxy statements, and other information with the Securities and Exchange Commission, or the SEC. These periodic reports, proxy statements, and other information are available for inspection and copying at the regional offices, public reference facilities, and web site of the SEC referred to above. We also maintain a website at http://www.xoom.com. You may access our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act with the SEC free of charge at our website as soon as reasonably practicable after such material is electronically filed with, or furnished to, the SEC.

A copy of any materials filed by us with the SEC may be inspected without charge at the public reference facilities maintained by the SEC at 100 F Street, N.E., Washington, D.C. 20549, and copies of all such materials may be obtained from the SEC, upon payment of the prescribed fee. Information on the operation of the public reference facilities may be obtained by calling the SEC at 1-800-SEC-0330. The SEC maintains a website that contains reports, proxy and information statements, and other information regarding registrants that file electronically with the SEC. The address of the site is http://www.sec.gov.

The contents of the websites referred to above are not incorporated into this filing. Further, our references to the URLs for these websites are intended to be inactive textual references only.

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

Since our inception, we have incurred significant operating losses and, as of December 31, 2013, we had an accumulated deficit of $57.0 million. Although our revenue has grown rapidly, increasing from $26.3 million in 2009 to $122.2 million in 2013, we expect that our revenue growth rate will decline in the future as a result of a variety of factors, including the maturation of our business, increased competition and the gradual decline in the year-over-year percentage growth of new customers. You should not rely on the revenue growth of any prior quarterly or annual period as an indication of our future performance. We also expect our costs to increase in future periods as we continue to expend substantial financial resources on, among other things:

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

We must continually attract new customers and retain existing customers in order to grow our business. Our ability to do so depends in large part on the success of our marketing efforts, our ability to enhance our services and our overall customer experience, to keep pace with changes in technology and our competitors and to expand our marketing partnerships and disbursement network. We spent $25.9 million on marketing and $22.5 million on technology and development in 2013, and we expect to continue to spend significant amounts to acquire new customers and to keep existing customers loyal to our service. We cannot assure you that the revenue from customers we acquire will ultimately exceed the marketing and technology and development costs associated with acquiring these customers. We may not be able to acquire new customers in sufficient numbers to continue to grow our business due to macroeconomic factors including exchange rate fluctuations, increased competition, new regulations or other factors, or we may be required to incur significantly higher marketing expenses in order to acquire new customers. If the level of usage by our existing customers declines or does not continue as expected, we may suffer a decline in customer growth or revenue. In addition, our marketing efforts may fail to attract or retain customers. As we continue to work with endorsers to promote our business, negative publicity about our endorsers or a failure to enter into cost-effective endorsement arrangements could adversely affect our reputation. A decrease in the level of usage or customer growth would harm our business and revenue.

Inaccurate forecasts of our new customer growth could result in our expenses exceeding our revenue and ultimately harm our business.

Our new customer growth forecast is a key driver in our business plan which affects our ability to accurately forecast revenue. If we overestimate new customer growth, our revenue will not grow as we forecast, our costs and expenses may exceed our revenue and our profitability will be harmed. In addition, we plan our operating expenses, including marketing expenses, and our hiring needs in part on our forecasts of new customer growth and future revenue. If new customer growth or revenue for a particular period is lower than expected, we may not be able to proportionately reduce our operating expenses for that period, which would harm our results of operations for that period.

If the revenue generated by new customers differs significantly from our expectations, or if our customer acquisition costs or costs associated with servicing our customers increase, we may not be able to recover our customer acquisition costs or generate profits from this investment.

We spent $25.9 million on marketing to acquire new customers in 2013 and expect to continue to spend significant amounts to acquire additional customers, primarily through television, out-of-home and online advertising and marketing promotions. Our decisions regarding investments in customer acquisition are based upon our analysis of the revenue we have historically generated per customer over the expected lifetime value of the customer. Our analysis of the revenue that we expect a new customer to generate over his or her lifetime depends upon several estimates and assumptions, including whether a customer will send a second transaction, whether a customer will send multiple transactions in a month, the amount of money that a customer sends in a transaction and the predictability of a customer’s sending pattern. Our experience in markets in which we presently have low penetration rates may differ from our more established markets.

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

Failure to maintain sufficient capital could harm our business, financial condition and results of operations.

We have significant working capital requirements driven by:

•	the delay between when we release funds for disbursement and when we receive customer funds from our payment processors, exacerbated by time zone differences, bank holidays and weekends;

•	regulatory requirements;

•	collateral requirements imposed on us by our Indian regulator;

•	collateral requirements imposed on us by our payment processors; and

•	collateral requirements imposed on us by our disbursement partners.

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

We believe that our existing cash, cash equivalents and short-term investments, available borrowing under our existing line of credit, expected cash flow from operations and net proceeds from our two public offerings will be sufficient to meet our operating and capital requirements for at least the next 12 months. However, we may require additional capital to respond to business opportunities (including increasing the number of customers acquired or during high volume sending periods), challenges, acquisitions or unforeseen circumstances and may determine to engage in equity or debt financings for other reasons. Any debt financing secured by us in the future could involve restrictive covenants relating to our capital raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions. We may not be able to secure additional debt or equity financing in a timely manner, or at all, which could require us to scale back our business plan and operations.

We have debt obligations that could restrict our operations.

As of December 31, 2013, we had $135.0 million available borrowing capacity under our line of credit and $15.0 million reserved under our standby letter of credit, and we may incur additional indebtedness in the future.

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

Approximately 60% of our total revenue in 2013 was derived from money transfers to India and the Philippines. As a result, any limitations (regulatory or otherwise) on our ability to send money to these jurisdictions, or any economic or political instability, civil unrest, natural disasters or other similar circumstances localized in these countries could have a disproportionately harmful impact on our business, financial position and results of operations.

We face intense competition and, if we are unable to continue to compete effectively, our business, financial condition and results of operations would be harmed.

The markets in which we compete are highly competitive and are highly fragmented. Our largest competitors are The Western Union Company and MoneyGram Payment Systems, Inc. We also compete against smaller, country-specific competitors, banks and informal person-to-person money transfer service providers that evade regulation. In the future, new competitors, alliances, or consolidation among established companies may emerge, or competitors may leave the market, resulting in a changed competitive environment. Some of our competitors have longer operating histories, significantly greater financial, technical, marketing, customer service and other resources, greater name recognition, exclusive agreements or a larger base of customers in affiliated businesses than us. Our competitors may respond to new or emerging technologies, legal or regulatory changes and changes in customer requirements faster and more effectively than we do, and they could be perceived to effectively improve their products and services relative to ours. Our competitors may devote greater resources to the development, promotion and sale of money transfer services, offer lower prices or better exchange rates and may negotiate exclusive deals which would reduce our opportunities. For example, our competitors have offered coupons for free money transfers and, in India, have established no fee services. Competing services tied to established banks and other financial institutions may offer greater liquidity or superior foreign exchange rates and engender greater consumer confidence in the safety and efficacy of their services than us. We expect competition to continue to intensify. This competition could result in increased pricing pressure, reduced profit margins, increased sales and marketing expenses, a failure to increase our market share, or a loss of our market share, any of which could harm our business, results of operations and financial condition. There can be no assurance that growth in the digital money transfer market will continue and that competitors would not decrease our market share. If we are unable to compete effectively and continue to grow our business, our business, financial condition and results of operations could be harmed.

New or existing technologies could gain wide adoption and supplant our services and features and harm our revenue and financial results.

The introduction of services embodying new technologies could render our existing services and features obsolete or less attractive to customers. Other similar technologies exist or could be developed in the future, and our business could be harmed if such technologies are widely adopted. For example, widespread adoption and acceptance of new payment services and/or digital currencies by consumers, retailers, banks and national governments could threaten the relevance of our services and features to our customers and have a significant negative impact on the growth of the digital money transfer industry as a whole and our ability to be successful.

We may not be able to successfully anticipate or adapt to changing technology or customer requirements on a timely basis, or at all. If we fail to keep up with technological changes or to convince our customers and potential customers of the value of our services even in light of new technologies, our business, results of operations and financial condition could be harmed.

Many people use mobile phones and other mobile devices to access information on the Internet and if we are not successful in developing effective mobile solutions, or those solutions are not widely adopted, our business could be harmed.

The number of people who access the Internet through mobile devices, including mobile phones and tablets has increased significantly in the past few years and is expected to continue to increase. We believe that mobile devices provide some customers with their first sustained Internet connection, which gives them access to our digital money transfer services. Mobile devices provide us an additional channel to offer our services to new and existing customers and offer a convenient solution to send money at any time, from any Internet-enabled location. Customers can currently access our services on a mobile device through our mobile site or our mobile application. If we are not able to drive customers to our mobile solutions or generate customer usage of our mobile solutions, our ability to grow our business could be harmed.

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

The ability to access our services at all times and at acceptable load times is important for our business. We have previously experienced, and may experience in the future, service disruptions, outages and other performance problems due to a variety of factors, including infrastructure changes, human or software errors, hardware failures, capacity constraints due to an overwhelming number of customers accessing our service simultaneously, denial of service, fraud or security attacks or failure of third-party service providers on whom we rely to perform data hosting and related services. In some instances, we may not be able to identify the cause of these performance problems within an acceptable period of time. It may become increasingly difficult to maintain and improve the availability and reliability of our services, especially during peak usage times, as our services become more complex and as our customer traffic increases. If our service is unavailable when customers attempt to access it or it does not load as quickly as they expect, customers may believe that our services are unreliable or too slow. New or existing customers may seek other money transfer services and may not return to our services as often in the future, or at all. This would harm our ability to attract customers and could decrease the frequency with which they use our website and mobile solutions. We expect to continue to make significant investments to maintain and improve the availability and reliability of our services and to enable rapid releases of new features. To the extent we do not effectively address capacity constraints, upgrade our systems as needed and continually develop our technology and network architecture to accommodate actual and anticipated changes in technology, our business and results of operations may be harmed.

We have implemented a disaster recovery program, which allows us to transition our websites and data to a backup center in the event of a catastrophe. Although this program has been tested and is functional, it does not yet provide a real-time back-up data center, so if our primary data center shuts down, there will be a period of time that our websites will remain shut down while the transition to the back-up data center takes place. Further, some of our systems are not fully redundant, and our disaster recovery program is not sufficient for all eventualities.

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

We face risks in the event of a sustained deterioration of financial market liquidity, as well as in the event of sustained deterioration in the liquidity or failure of financial institutions where we deposit money, including financial institutions that hold prefunding accounts for our disbursement partners. In particular:

•	We may be unable to access funds in our investment portfolio, deposit accounts and clearing accounts on a timely basis to pay money transfers and receive settlement funds. Any resulting need to access other sources of liquidity or short-term borrowing would increase our costs. Any delay or inability to pay money transfers could harm our business, financial condition and results of operations;

•	Our funds are held by banks in the United States and abroad. During high volume sending periods, a significant portion of our available cash may be held in an account or accounts outside of the United States. Our payment processors, the commercial banks that hold our funds, our disbursement partners and the financial institutions that hold prefunding accounts for our disbursement partners or our disbursement collateral could fail or experience sustained deterioration in liquidity. This could lead to our inability to move funds on a global and timely basis as required to pay money transfers and receive settlement funds, loss of prefunded balances or a breach in our regulatory capital requirements if we are unable to recover our funds;

•	Our line of credit is one source of funding for our liquidity needs. If our lenders were unable or unwilling to fulfill their lending commitments to us, our short-term liquidity and ability to operate our business could be harmed;

•	We may be unable to borrow from financial institutions or engage in equity or debt financings on favorable terms, or at all, which could harm our ability to operate our business and pursue our growth strategy; and

•	We maintain cash at commercial banks in the United States in amounts in excess of the FDIC limit of $250,000. In the event of a failure at a commercial bank where we maintain our deposits, we may incur a loss to the extent such loss exceeds the insurance limitation.

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

If general market conditions in the United States were to deteriorate, our business could be harmed. Recent concerns regarding U.S. debt and budget matters have caused increased uncertainty in financial markets. While the global financial and capital markets have since stabilized, future uncertainty with regard to U.S. financial stability could result in credit and financial market disruptions, adversely affect our ability to access capital markets on favorable terms and adversely affect our business and our financial results and condition. Additionally, macroeconomic or market concerns may diminish the demand for our products and services compared to historical growth rates, including due to low consumer confidence, high unemployment, or reduced global trade. Additionally, if the volume of our digital money transfers declines or international migration patterns shift due to deteriorating economic conditions, we may be unable to timely and effectively reduce our operating costs or take other actions in response, which could harm our results of operations.

We face payment and fraud risks that could harm our business, financial condition and results of operations.

More than 90% of the volume of amounts sent through Xoom in the aggregate, which we refer to as gross sending volume, is funded by bank accounts through the Automated Clearinghouse system, or ACH. Over 95% of our ACH-funded transactions are released for disbursement prior to our receiving funds from our customers, which exposes us to repayment risk. If customers have insufficient funds in their bank accounts or have closed their bank accounts and we are unable to collect the funds from customers, our revenue will decline and our business may be harmed. We also offer our customers the ability to transfer money utilizing their credit or debit card. Because these are card-not-present transactions, they involve a greater risk of fraud. If we are unable to effectively manage our payment and fraud risks, our business may be harmed.

To minimize payment and fraud risk, several requirements must be satisfied in order for a prospective customer to use our services. A prospective customer must provide us with certain personal information, recipient information and a U.S.-based payment source which may be a bank account, credit card or debit card. All of the transaction data is then evaluated by our proprietary risk management system, which assesses the transaction for regulatory compliance, anti-money laundering, acceptable use, anti-fraud and funding risk. If the transaction is deemed to be high risk by our risk management system, then we will either hold the transaction for further screening or cancel the transaction.

Criminals are using increasingly sophisticated methods to engage in illegal or fraudulent activities. Such activity may take many forms, including unauthorized use of credit or debit cards and bank account information, check fraud, electronic fraud, wire fraud, phishing, social engineering and other illicit acts. Information security breaches may include fraudulent or unauthorized access to systems used by us or our customers, denial or degradation of service attacks, and malware or other cyber-attacks. Because we are a digital service provider, requirements relating to customer authentication and fraud detection are more complex. We may ultimately be held liable for the unauthorized use of a cardholder’s card number in an illegal activity and be required by card issuers to pay a charge-back fee. Charge-backs result not only in our loss of fees earned with respect to the payment, but also leave us liable for the underlying money transfer amount. If our charge-back rate becomes excessive, card associations also may require us to pay fines. In addition, we may be subject to additional fraud risk if third-party service providers or our employees fraudulently use customer information for their own gain or facilitate the fraudulent use of such information. In general, we have little recourse if we process a criminally fraudulent transaction.

We have been in the past, and may be again in the future, the target of fraudulent activity. For the year ended December 31, 2013, our transaction loss expense totaled $13.6 million representing 0.24% of our gross sending volume. Our transaction loss expense may increase in future quarters if our fraud systems lose effectiveness. We have taken measures to detect and reduce the risk of fraud and will continue to do so. However, as the methods and schemes utilized by perpetrators of fraud are constantly evolving or, in some cases, are not immediately detectable, we cannot assure you of these measures’ continuing effectiveness or our ability to update these measures to address future fraud risks. If these measures do not succeed, our business will be harmed.

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

We obtain, transmit and store confidential customer information in connection with our services. These activities are subject to laws and regulations in the United States and other jurisdictions. The requirements imposed by these laws and regulations, which often differ materially among the many jurisdictions to which we are subject, are designed to protect the privacy of personal information and to prevent that information from being inappropriately disclosed. We rely on a variety of technologies to provide security for our systems. Advances in computer capabilities, new discoveries in the field of cryptography or other events or developments, including improper acts by third parties, may result in a compromise or breach of the security measures we use to protect our systems. We could also suffer from an internal security breach. If a third party or an employee were to misappropriate, misplace or lose corporate information, including our financial and account information, our customers’ personal information, remittance information or our source code, our business may be harmed. We may be required to expend significant capital and other resources to protect against these security breaches or losses or to alleviate problems caused by these breaches or losses. Our disbursement partners and third-party contractors also may experience security breaches involving the storage and transmission of our data. If third parties gain improper access to our systems or databases or those of our disbursement partners or contractors, they may be able to steal, publish, delete or modify confidential customer information. A security breach could expose us to monetary liability, lead to inquiries and fines or penalties from regulatory or governmental authorities, lead to reputational harm and make our customers less confident in our services, which could harm our business, financial condition and results of operations.

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

Our payment network consists of payment processors and disbursement partners. Payment processors clear and process the funds from the customer to us. We rely on U.S. banks and card processors to provide clearing, processing and settlement functions for the funding of all of our transactions. Disbursement partners disburse funds to our customers’ recipients. We rely on a network of major banks and leading retailers to disburse funds to our customers’ recipients in 31 countries. In addition, our disbursement partners may operate their own network of disbursement partners, which we refer to as sub-disbursement partners, with which we may not have a direct relationship.

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

We have experienced rapid growth in our headcount and transaction volume, which places substantial demands on our management and operational infrastructure. Our headcount grew from 107 employees at December 31, 2011 to 190 employees at December 31, 2013. Additionally, we may not be able to hire new employees quickly enough to meet our needs. As we continue to grow, we must effectively integrate, develop and motivate a large number of new employees, while maintaining the beneficial aspects of our company culture. If we fail, our efficiency and ability to meet our forecasts and our employee morale, productivity and retention could suffer, and our business and operating results could be harmed.

Our gross sending volume increased over 546% from $859.0 million in 2010 to $5.5 billion in 2013. We will need to continue to improve our operational, financial and management controls, and our reporting systems and procedures in order to manage this growth. If we do not manage the growth of our business and operations effectively, the quality of our services and efficiency of our operations could suffer, which could harm our brand, results of operations and business.

If we fail to expand effectively into new markets abroad, our future growth rates may be harmed.

We are exploring opportunities to expand our operations into new markets abroad by both increasing the number of countries that customers can send money to and also increasing the number of countries where transactions can originate. As described elsewhere in these risk factors, we face intense and continuing competition. Our continued growth depends on our ability to expand into new origination and recipient markets. If we encounter difficulties or delays in doing so, but our competitors are successful early entrants into new markets, our competitors may obtain a competitive advantage that could lead to our inability to increase market share and/or preclude us from entering those markets at all, which could harm our business, financial condition and results of operations. In addition, any future expansion into new markets could place us in unfamiliar competitive environments and involve various risks, including incurring losses or failing to comply with applicable laws and regulations. Such expansion would also require significant resources and management time, and there is no guarantee that, after expending such resources and time, we will receive the necessary approvals to operate in such new markets. If we are ultimately granted authority to operate in such new markets, it is possible that returns on such investments will not be achieved for several years, if at all. There is no guarantee that our business model will be successful in a new market, that we could maintain profit margins in these new markets or that international expansion would help grow our business. If we are unable to successfully expand our operations into new markets, our future growth rates may be harmed.

Increases in transaction processing fees could increase our costs, affect our profitability, or otherwise limit our operations.

Our payment processors and disbursement partners charge us fees which may increase from time to time. Banks currently determine the fees charged for ACH transactions and may increase the fees with little prior notice. Our card processors have in the past and may in the future increase the fees charged for each transaction using credit and debit cards which may be passed on to us. Our card processors currently assign us merchant category codes which may change from time to time. Any changes to these codes may affect the fees our customers are charged if they use a credit card, which could increase the overall cost to use our service.

Our disbursement partners charge us disbursement fees which they may renegotiate if they are dissatisfied with their revenue or if we are not providing them with enough transactions. U.S. and foreign governments could also mandate a payment processing or remittance tax, require additional taxes or fees to be imposed upon our customers, or otherwise impact the manner in which we provide our services. Any such taxes or increased fees could increase our operating costs, require us to provide additional disbursement collateral and reduce our profit margins.

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

We rely on our disbursement partners’ information systems to obtain transaction data. If a disbursement partner, or its sub-disbursement partner, experiences a significant disruption to its information system, is unable to synch its system to our system, or does not maintain the appropriate controls over its systems, we may lose our customers’ confidence and our reputation may be harmed. Specific problems that could arise include a disbursement partner could be unable to disburse funds in the time period that we communicated to our customers, we may be unable to confirm if a transaction has been disbursed or customer information could be compromised. We currently undergo an extensive integration process with each disbursement partner, but unforeseen bugs or service outages by either the disbursement partner or us could delay disbursement. Such outages have typically lasted from a couple of hours to a couple of days and may be unplanned. If we are unable to minimize service outages, our business and revenue would be harmed.

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

A number of factors could adversely affect consumers’ confidence in our business, or in money transfer providers generally, many of which are beyond our control, and could have an adverse impact on our results of operations. These factors include:

•	changes or proposed changes in laws or regulations or system rules that make it more difficult for consumers to transfer money using traditional money transfer providers or require us to capture or handle data in a way that is more burdensome or expensive;

•	actions by federal, state or foreign regulators that interfere with our ability to transfer consumers’ money reliably, including, for example, attempts to seize money transfer funds;

•	federal, state or foreign legal requirements, including those that require us to provide consumer data to a greater extent than is currently required;

•	any significant interruption in our systems or our disbursement partners’ systems, including by fire, natural disaster, power loss, telecommunications failure, terrorism, vendor failure, unauthorized entry and computer viruses; and

•	any breach, or reported breach, of our security policies or legal requirements resulting in a compromise of consumer data.

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

Our direct-to-consumer marketing may include certain claims, both direct and implied, regarding the quality of our services. For example, we have deployed advertising for our India business in which we say we are able, within certain timeframes, to deposit money into recipients’ accounts within four hours. If we are unable to meet the claims made in our advertisements and our marketing, we may alienate or lose credibility with our customers, and we may attract legal or regulatory scrutiny, including under new CFPB remittance rules, as described elsewhere in these risk factors. New or existing customers may seek other money transfer services and may not return to our services as often in the future, or at all. This would harm our ability to attract new customers and could decrease the frequency with which current customers use our service, which would be harmful to our business and our revenue.

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

We rely on a combination of patent and trademark laws, trade secret protection and confidentiality and license agreements to protect the intellectual property rights related to our services, all of which offer only limited protection. While we have filed three patent applications and one provisional patent application, we have not been granted any patents for features of our electronic payment processing system. The process of obtaining patent protection is expensive and time consuming, and we may not be able to prosecute all necessary or desirable patent applications at a reasonable cost or in a timely manner. We may choose not to seek patent protection for certain innovations and may choose not to pursue patent protection in certain jurisdictions. Furthermore, it is possible that our patent applications may not issue as granted patents, that the scope of our issued patents will be insufficient or not have the coverage originally sought, that our issued patents will not provide us with any competitive advantages, and that our patents and other intellectual property rights may be challenged by others or invalidated through administrative process or litigation. In addition, issuance of a patent does not guarantee that we have an absolute right to practice the patented invention. As a result, we may not be able to obtain adequate patent protection or to enforce our issued patents effectively. We may be subject to claims by third parties alleging that we infringe their intellectual property rights or have misappropriated other proprietary rights.

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

We provide money transfer services to 31 countries and territories and may expand into additional sending and receiving countries. Our ability to grow in international markets could be harmed by a number of factors, including:

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

In addition, we have employees and consultants outside the United States and we conduct certain functions, including customer operations, in regions outside of the United States. We are subject to both U.S. and local laws and regulations applicable to our offshore activities, and any factors which reduce the anticipated benefits associated with providing these functions outside of the United States, including cost efficiencies and productivity improvements, could harm our business.

The CFPB’s new remittance rules became effective in the United States in October 2013 and impose additional disclosure and other responsibilities on us as described elsewhere in these risk factors.

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

Although our systems have been designed around industry-standard architectures to reduce downtime in the event of outages or catastrophic occurrences, they remain vulnerable to damage or interruption from earthquakes, floods, fires, power loss, California rolling blackouts, telecommunication failures, terrorist attacks, cyber-attacks, computer viruses, computer denial-of-service attacks, human error, hardware or software defects or malfunctions (including defects or malfunctions of components of our systems that are supplied by third-party service providers), and similar events or disruptions. Our U.S. corporate offices and one of the facilities we lease to house our computer and telecommunications equipment are located in the San Francisco Bay Area, a region known for seismic activity. Our outsourced customer call centers are located in the Philippines and El Salvador, which are also known for seismic activity and natural disasters. Despite any precautions we may take, system interruptions and delays could occur if there is a natural disaster, if a third-party provider closes a facility we use without adequate notice for financial or other reasons, or if there are other unanticipated problems at our leased facilities. As we rely heavily on our servers, computer and communications systems and the Internet to conduct our business and provide high-quality customer service, such disruptions could harm our ability to run our business and cause lengthy delays which could harm our business, results of operations and financial condition. We currently are not able to switch instantly to our back-up center in the event of failure of the main server site. This means that an outage at one facility could result in our system being unavailable for a significant period of time. We do not carry business interruption insurance sufficient to compensate us for losses that may result from interruptions in our service as a result of system failures. A system outage or data loss could harm our business, financial condition and results of operations.

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

The inability to integrate our recent acquisition and any future acquisitions, joint ventures or strategic investments successfully could disrupt our business and harm our financial condition and results of operations.

We have in the past, and may again in the future, seek to grow our business by acquiring complementary businesses, products, services and technologies. In addition, we may evaluate and consider a wide array of potential strategic transactions as part of our overall business strategy, including business combinations, strategic investments and joint ventures. Any of these transactions involve significant challenges and risks, and may harm our business, results of operations and financial condition. Acquisitions in particular could require significant capital infusions and could involve many risks, including potential negative impact on our results of operations due to debt or liabilities incurred in connection with an acquisition, difficulties assimilating and integrating the acquired business, disruption of our ongoing business by diverting resources and distracting management, not realizing the expected benefits of the acquisition, and potential dilution of stockholders’ ownership in the event we issue equity securities to complete an acquisition. Integration of our recently-acquired business may be complex and costly, including risks and costs associated with complying with additional regulatory requirements and combining operations and employees. In addition, we may begin operations in countries in which the application of laws and regulations in the online or mobile context is subject to greater uncertainty and where there may be a higher incidence of corruption and fraudulent or unethical business practices than countries in which we are historically accustomed to operating. We may also enter new markets where we have no or limited direct prior experience or where competitors may have stronger market positions. It may take us longer than expected to fully realize the anticipated benefits of our recent acquisition, or future acquisitions or strategic transactions, and it is possible that those benefits will be smaller than anticipated, may not be realized at all or that the financial markets or investors will view the transactions negatively. We cannot assure you that we will be able to identify or consummate any future acquisition or strategic transaction on favorable terms, or at all.

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

As a result of disclosure of information in our filings with the SEC, our business and financial condition will become more visible, which may result in threatened or actual litigation, including by competitors and other third parties. If such claims are successful, our business and results of operations could be harmed, and even if the claims do not result in litigation or are resolved in our favor, these claims, and the time and resources necessary to resolve them, could divert the resources of our management and harm our business and results of operations.

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

We are in the process of compiling the system and processing documentation necessary to perform the evaluation needed to comply with Section 404 which is a costly and challenging process. We may not be able to complete our evaluation, testing and any required remediation in a timely fashion. During the evaluation and testing process, if we identify one or more material weaknesses in our internal control over financial reporting, we will be unable to assert that our internal controls are effective.

If we are unable to assert that our internal control over financial reporting is effective, or if our independent registered public accounting firm expresses a qualified opinion on the effectiveness of our internal controls, we could lose investor confidence in the accuracy and completeness of our financial reports, which could cause the price of our common stock to decline, and we may be subject to investigation or sanctions by the SEC.

We will be required to disclose changes made in our internal control and procedures on a quarterly basis. However, our independent registered public accounting firm will not be required to formally attest to the effectiveness of our internal control over financial reporting pursuant to Section 404 until the later of the year following our first annual report required to be filed with the SEC, or the date we are no longer an “emerging growth company.” We will remain an “emerging growth company” for up to five years, although if the market value of our common stock that is held by non-affiliates exceeds $700 million as of any June 30 before that time, we would cease to be an “emerging growth company” as of the following December 31. The aggregate market value of common stock held by non-affiliates will be computed by reference to the closing price at which the common stock was sold on the last business day of our most recently completed second fiscal quarter, as reported on the NASDAQ Global Select Market. Shares of common stock held by each executive officer, director and holder of 10% or more of the outstanding common stock will be excluded in that such persons may be deemed to be affiliates. To comply with the requirements of being a public company, we may need to undertake various actions, such as implementing new internal controls and procedures and hiring accounting or internal audit staff.

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

Due to the global nature of the Internet, it is possible that various states or foreign countries might attempt to regulate our money transfers or levy sales, income or other taxes relating to our activities. Tax authorities at the international, federal, state and local levels are currently reviewing the appropriate treatment of companies engaged in Internet commerce in general and remittances in particular. New or revised international, federal, state or local tax regulations may subject us or our customers to additional sales, income and other taxes. We cannot predict the effect of current attempts to impose sales, income or other taxes on commerce over the Internet. New or revised taxes would likely increase the cost of doing business online and decrease the attractiveness of using our Internet services. New taxes could also create significant increases in internal costs necessary to capture data, and collect and remit taxes. Any of these events could harm our business and results of operations.

Our ability to use net operating loss carryforwards to reduce future tax payments may be limited by provisions of the Internal Revenue Code.

As of December 31, 2013, we had net operating loss carryforwards for federal and state income tax purposes of approximately $70.4 million and $57.5 million, respectively. The annual use of our net operating losses may be limited following certain ownership changes under provisions of the Internal Revenue Code of 1986, as amended, and applicable state tax law. We have not completed a study to assess whether an ownership change occurred as a result of our initial public offering or our follow-on offering or whether there have been one or more ownership changes since our inception, due to the costs and complexities associated with such study. Accordingly, our ability to use our net operating loss carryforwards to reduce future tax payments may be currently limited or may be limited as a result of past or future issuances of shares of our stock.

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

Our services are subject to an increasingly strict set of legal and regulatory requirements intended to help detect and prevent money laundering, terrorist financing, fraud and other illicit activity. The interpretation of those requirements by judges, regulatory bodies and enforcement agencies is changing, often quickly and with little notice. Economic and trade sanctions programs that are administered by OFAC prohibit or restrict transactions to or from or dealings with specified countries, their governments, and in certain circumstances, with individuals and entities that are specially-designated nationals of those countries, narcotics traffickers and terrorists or terrorist organizations. As federal, state and foreign legislative regulatory scrutiny and enforcement action in these areas increase, we expect our costs to comply with these requirements will increase, perhaps substantially. Failure to comply with any of these requirements by us or our disbursement partners could result in the suspension or revocation of a money transmitter license, the limitation, suspension or termination of our services, the seizure and/or forfeiture of our assets and/or the imposition of civil and criminal penalties, including fines.

We are subject to reporting, recordkeeping and anti-money laundering provisions of the Bank Secrecy Act, as amended by the USA PATRIOT Act of 2001, or the Bank Secrecy Act, and to regulatory oversight. We are also subject to enforcement by FinCEN, the CFPB, and U.S. state regulators, and to economic sanctions imposed by the United States which are overseen by OFAC.

Our subsidiary, buyindiaonline.com Inc., is also subject to regulations in India in addition to U.S. federal and state regulations. Additionally, Indian regulations may require buyindiaonline.com Inc. or us to file reports relating to suspicious transactions. If we are unable to file these reports in the required timeframes or in the appropriate manner, we may face penalties. We may also become subject to additional reporting, recordkeeping and anti-money laundering regulations as well as additional risks and obligations if we expand our business into new geographic regions.

We are also subject to regulations imposed by the FCPA in the United States and similar laws in other countries which generally prohibit companies and those acting on their behalf from making improper payments to foreign government officials for the purpose of obtaining or retaining business. Because our services are offered in 31 countries and we have non-U.S. employees, we face a higher risk associated with FCPA compliance and similar statutes than many other companies. Any determination that we have violated these laws could harm our business, financial condition and results of operations.

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

Our service is subject to a variety of laws in the United States and abroad that are continuously evolving and developing, including laws regarding data retention, privacy, anti-spam, consumer protection, payment processing and money transfers. The scope and interpretation of the various laws that are or may be applicable to us are often uncertain and may be conflicting, particularly regarding laws outside the United States. For example, we are subject to regulatory requirements to assist in the prevention of money laundering and terrorist financing, such as the Bank Secrecy Act and, pursuant to these legal obligations and authorizations, we make information available to certain U.S. federal, state and local, as well as foreign, government agencies when required by law. As a result of particular concern with respect to terrorist financing, these agencies have increased their requests for such information from money service businesses in recent years. At the same time, there has been increased public attention regarding the use and disclosure of personal information, and regulatory authorities around the world are considering a number of legislative and regulatory proposals concerning data protection and consumer privacy and other matters that may be applicable to our business. The regulatory goals of preventing illegal activity, such as money laundering and terrorist financing, may conflict with the goal of protecting individual privacy. If federal, state or foreign governments or our disbursement partners changed requirements regarding the customer or recipient information we are required to collect, we may be unable to comply with such changes, or such changes could interfere with our ability to assess fraud or other risks, and our business could be harmed as a result. New laws and regulations may be enacted in connection with mobile transactions, including money transfers that are performed via mobile phones.

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

Our business could be harmed if a local, state, federal or foreign government were to levy taxes on money transfers, as has occurred in the past. The current budget shortfalls in many jurisdictions could lead other states and jurisdictions to impose similar fees and taxes, as well as increase unclaimed property obligations. Similar circumstances in foreign countries could invoke similar consequences. Such fees or taxes, and any related regulatory initiatives, may be implemented in a manner in which conflicts with other laws to which we are bound or in a manner with which we are unable to comply, and non-compliance could harm our business. A tax or fee exclusively on money transfer companies could put us at a competitive disadvantage to other means of remittance or payment transfers which may not be subject to the same fees or taxes. A change in the unclaimed property obligations could increase our regulatory burdens and costs related to our obligation to escheat unclaimed property to the states.

It is possible that governments of one or more countries may seek to censor content available on our website and mobile solutions or may even attempt to completely block access to our website or mobile solutions. Adverse legal or regulatory developments could harm our business. In particular, in the event that we are restricted, in whole or in part, from operating in one or more countries, our ability to retain or increase our customer base may be harmed and we may not be able to maintain or grow our revenue as anticipated.

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

A number of states have enacted legislation regulating money transmitters. To date, we have obtained licenses to operate as a money transmitter in 45 U.S. states, the District of Columbia and Puerto Rico and have applied, or plan to apply, for money transmitter licenses in additional states. Our subsidiary, buyindiaonline.com Inc., holds a money transmitter license in India under MTSS and a license in one U.S. state. Buyindiaonline.com Inc. is a regulated entity in India, and we must renew our MTSS license to operate every two years, with our next renewal scheduled for January 2015. We are currently not processing any transactions under our MTSS license; however, if regulators were to revoke or decline to renew our subsidiary’s MTSS license to operate in India, and we were unable to process transactions pursuant to RDA, then we may be required to stop doing business in India, which would harm our business and results of operations. We and buyindiaonline.com Inc. are also registered as money services businesses with FinCEN. As a licensed money transmitter, we are subject to bonding requirements, liquidity requirements, restrictions on our investment of customer funds, reporting requirements and inspection by state and foreign regulatory agencies. If our pending applications were denied or if additional states or jurisdictions require us to apply for a license, we could be forced to change our business practice or required to bear substantial cost to comply with the requirements of the additional states or jurisdictions. If we were found to be subject to and in violation of any banking or money services laws or regulations, we could be subject to liability or additional restrictions, such as increased liquidity requirements. In addition, our licenses could be revoked or we could be forced to cease doing business or change our practices in certain states or jurisdictions, or be required to obtain additional licenses or regulatory approvals that could impose a substantial cost on us. Regulators could also impose other regulatory orders and sanctions on us. Any change to our business practices that makes our service less attractive to customers or prohibits use of our services by residents of a particular jurisdiction could decrease our transaction volume and harm our business.

The Dodd-Frank Act, as well as the regulations required by the Dodd-Frank Act, and the creation of the Consumer Financial Protection Bureau could harm us and the scope of our activities, and could harm our operations, results of operations and financial condition.

The Dodd-Frank Act, which became law in the United States in July 2010, called for significant structural reforms and new substantive regulation across the financial services industry. In addition, the Dodd-Frank Act created the CFPB, whose purpose is to issue and enforce consumer protection initiatives governing financial products and services, including money transfer services. The Dodd-Frank Act and actions by the CFPB could have a significant impact on us by, for example, requiring us to limit or change our business practices, limiting our ability to pursue business opportunities, requiring us to invest valuable management time and resources in compliance efforts, imposing additional costs on us, including requiring us to process refunds in certain circumstances, limiting fees we can charge for services, requiring us to meet more stringent capital requirements, impacting the value of our assets, delaying our ability to respond to marketplace changes, requiring us to alter our services in a manner that would make them less attractive to consumers and impair our ability to offer them profitably, or requiring us to make other changes that could harm our business.

The CFPB’s adoption of the Final Remittance Rule, which became effective in October 2013, implemented the remittance provisions of the Dodd-Frank Act. These regulations have impacted our business in a variety of areas as described elsewhere in these risk factors. These requirements and other potential changes under CFPB regulations could harm our operations and financial results and change the way we operate our business.

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

The Dodd-Frank Act established a Financial Stability Oversight Counsel that is authorized to designate as “systemically important” non-bank financial companies and payment systems. Companies designated under either standard will become subject to new regulation and regulatory supervision. If we were designated under either standard, the additional regulatory and supervisory requirements could result in costly new compliance burdens or may require changes in the way we conduct business that could harm our business.

The effect of the Dodd-Frank Act and the CFPB on our business and operations has been and will continue to be significant, in part because the function and scope of the CFPB, the reactions of our competitors and the responses of consumers and other marketplace participants are uncertain.

New remittance rules adopted by the CFPB, which became effective in October 2013, could harm us and the scope of our activities, and could harm our operations, results of operations and financial condition.

The CFPB’s Final Remittance Rule, among other things, require money transmitters to disclose to customers, at the time of their transaction, certain transaction details, such as any fees charged, the foreign exchange rate and the amount of money to be disbursed to the recipient. Money transmitters must also provide the customer with a receipt, and inform the customer as to the date on which the money will be available to the recipient. In addition, the regulations require money transmitters to provide refunds to customers in certain circumstances within certain timeframes, and to create a customer complaint process, according to which money transmitters must investigate certain notices of error according to certain timeframes. We believe we are in compliance with these new remittance regulations but if we were found to be in violation of any of the regulations, our business could be harmed. These regulations and other potential changes under CFPB regulations could harm our operations, results of operations and financial condition and change the way we operate our business.

Our disbursement partners generally are regulated institutions in their home jurisdiction, and money transfers are regulated by governments in both the United States and in the jurisdiction of the recipient. If our disbursement partners fail to comply with applicable laws, it could harm our business.

Money transfers are regulated by state, federal and foreign governments. Many of our disbursement partners are banks and are heavily regulated by their home jurisdictions. Our non-bank disbursement partners are also subject to money transfer regulations. We require regulatory compliance as a condition to our continued relationship, perform due diligence on our disbursement partners and monitor them periodically with the goal of meeting regulatory expectations. However, there are limits to the extent to which we can monitor their regulatory compliance. Any determination that our disbursement partners or their sub-disbursement partners have violated laws and regulations could seriously damage our reputation, resulting in diminished revenue and profit and increased operating costs. While our services are not directly regulated by governments outside the United States, except with respect to our subsidiary, buyindiaonline.com Inc., which is regulated by the Indian government, it is possible that in some cases we could be liable for the failure of our disbursement partners or their sub-disbursement partners to comply with laws, which also could harm our business, financial condition and results of operations.

We process, store and use personal information and other data, which subjects us to governmental regulation and other legal obligations related to privacy. Our actual or perceived failure to comply with such obligations could harm our business.

We receive, store and process personal information and other customer data, including bank account numbers, credit and debit card information, identification numbers and images of government identification cards. As a result, we are required to comply with the privacy provisions of the Gramm-Leach-Bliley Act of 1999 and the Payment Card Industry Data Security Standard. There are also numerous other federal, state and local laws around the world regarding privacy and the storing, sharing, use, processing, disclosure and protection of personal information and other customer data, the scope of which are changing, subject to differing interpretations, and may be inconsistent among different jurisdictions or conflict with other applicable rules. Any expansion of our products and services in connection with our recent acquisition may subject us to additional regulatory exposure, including but not limited to the application of foreign consumer privacy laws, as described elsewhere in these risk factors. It is possible that these obligations may be interpreted and applied in a manner that is inconsistent from one jurisdiction to another and may conflict with other rules or our business practices.

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

While we do not sell or share personally identifiable information with third parties for direct marketing purposes, we do have relationships with third parties that may allow them access to customer information for other purposes. For example, when we outsource functions such as customer support, tracking and reporting, fraud prevention, and payment processing to other companies, we make customer information available to those companies to the extent necessary for them to provide their services. We believe our policies and practices comply with the FTC privacy guidelines and other applicable laws and regulations. However, if our belief proves incorrect, if there are changes to the guidelines, laws or regulations or their interpretation, or if new regulations are enacted that are inconsistent with our current business practices, our business could be harmed. We may be required to change our business practices, services or privacy policy, reconsider any plans to expand internationally, or obtain additional consents from our customers before collecting or using their information, among other changes. Changes like these could increase our operating costs and make it more difficult for customers to use our services, resulting in less revenue. Additionally, data collection, privacy and security have become the subject of increasing public concern. If Internet users were to reduce their use of our services as a result, our business could be harmed.

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

As of December 31, 2013, our executive officers, directors and holders of more than 10% of our voting securities beneficially owned a significant percentage of our outstanding common stock. This significant concentration of stock ownership may adversely affect the trading price for our common stock because investors often perceive disadvantages in owning stock in companies with controlling stockholders. Also, as a result, these stockholders, acting together, may be able to control our management and affairs and other matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, such as mergers, consolidations or the sale of substantially all of our assets. Consequently, this concentration of ownership may have the effect of delaying or preventing a change in control, including a merger, consolidation or other business combination involving us, or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control, even if such a change in control would benefit our other stockholders.

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

ITEM 1B.	Unresolved Staff Comments

None.

ITEM 2.	Properties

We lease 35,552 square feet of space for our corporate headquarters in San Francisco, California pursuant to leases that expire in October 2016. In December 2013, we entered into a lease arrangement for 53,017 square feet of office space located at 425 Market Street, San Francisco, California. We plan to move our corporate headquarters to this location during the second half of 2014. We believe our facilities are adequate for our foreseeable needs.

ITEM 3.	Legal Proceedings

We are not a party to any material pending legal proceedings. We may be involved from time to time in various legal proceedings in the normal course of business.

ITEM 4.	Mine Safety Disclosures

Not applicable.

PART II

ITEM 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock has been listed on the NASDAQ Global Select Market under the symbol “XOOM” since February 15, 2013. Prior to that date, there was no public trading market for our common stock. The following table sets forth for the periods indicated the intra-day high and low sales prices per share of our common stock as reported on the NASDAQ Global Select Market:

	High	Low
Fiscal 2013
First Quarter (from February 15, 2013)	$26.00	$20.00
Second Quarter	$23.74	$17.68
Third Quarter	$36.46	$22.21
Fourth Quarter	$36.07	$23.38

As of February 10, 2014, we had approximately 49 holders of record of our common stock. The actual number of stockholders is significantly greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

We have never declared or paid cash dividends on our common stock. We currently intend to retain any future earnings and do not expect to pay any dividends in the foreseeable future. Any determination to pay dividends in the future will be at the discretion of our Board of Directors and will be dependent on a number of factors, including our earnings, capital requirements and overall financial condition. Currently, our line of credit prohibits the payment of any dividends without obtaining our lenders’ prior written consent, other than dividends payable solely in our common stock.

Equity Compensation Plan Information

The table below presents information as of December 31, 2013 for our equity compensation plans approved by our stockholders. We do not have any equity compensation plans that have not been approved by our stockholders.

Plan Category	Number of common stock to be issued upon exercise of outstanding options (a)	Weighted-average exercise price of outstanding options	Number of shares of common stock remaining available for future issuance under equity compensation plans (excluding shares reflected in column (a))
Equity compensation plans approved by stockholders	6,045,912	$7.72	2,500,481
Equity compensation plans not approved by stockholders	—	—	—

Total	6,045,912	$7.72	2,500,481

Our 2012 Stock Option and Incentive Plan provides that the number of shares of stock reserved and available for issuance under the plan shall be cumulatively increased by up to 4% of the number of shares of our common stock issued and outstanding on the immediately preceding December 31.

Stock Performance Graph

This performance graph shall not be deemed “soliciting material” or to be “filed” with the SEC for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or the Exchange Act, or otherwise subject to the liabilities under that Section, and shall not be deemed to be incorporated by reference into any of our filings under the Securities Act of 1933, as amended, or the Exchange Act.

The following graph shows the cumulative total return to our stockholders during the period from February 15, 2013 (the date our common stock commenced trading on the NASDAQ Global Select Market) through December 31, 2013, in comparison to the NASDAQ Composite Index and the NASDAQ-100 Technology Sector Index. All values assume a $100 initial investment and data for the NASDAQ Composite Index and the NASDAQ-100 Technology Sector Index assume reinvestment of dividends. Such returns are based on historical results and are not intended to suggest future performance.

COMPARISON OF CUMULATIVE TOTAL RETURN

Among Xoom Corporation, the NASDAQ Composite Index and the NASDAQ-100 Technology Sector Index

Recent Sales of Unregistered Securities

There were no unregistered sales of our equity securities during the year ended December 31, 2013.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

There were no repurchases of our equity securities during the year ended December 31, 2013.

ITEM 6.	Selected Financial Data

The following selected financial data regarding our business should be read in conjunction with, and are qualified by reference to, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes included elsewhere in this report. We derived the consolidated statement of operations data for 2013, 2012 and 2011 and the consolidated balance sheet data as of December 31, 2013 and 2012 from our audited consolidated financial statements included elsewhere in this report. We derived the audited consolidated statement of operations data for 2010 and 2009 and the audited consolidated balance sheet data at December 31, 2011, 2010 and 2009 from our audited consolidated financial statements not included in this report. Our historical results are not necessarily indicative of results to be expected in any future period.

	Year Ended December 31,
	2013	2012	2011	2010	2009
	(in thousands, except per share data)
Consolidated Statements of Operations Data:
Revenue	$122,206	$80,016	$50,020	$32,837	$26,276
Cost of revenue	38,082	26,779	18,075	12,231	12,856

Gross profit	84,124	53,237	31,945	20,606	13,420

Marketing	25,926	21,496	14,314	11,608	8,144
Technology and development	22,451	15,950	9,431	6,046	4,478
Customer service and operations	13,552	10,964	7,321	5,257	3,143
General and administrative	13,145	9,135	4,957	3,728	3,228

Total operating expense	75,074	57,545	36,023	26,639	18,993

Income (loss) from operations	9,050	(4,308)	(4,078)	(6,033)	(5,573)
Other income (expense):
Interest expense	(1,837)	(1,504)	(370)	(108)	(32)
Interest income	203	85	29	44	72
Other income (expense)	(1,051)	(125)	49	140	39

Income (loss) before provision for income taxes	6,365	(5,852)	(4,370)	(5,957)	(5,494)
Provision for income taxes	37	2	2	2	2

Net income (loss)	$6,328	$(5,854)	$(4,372)	$(5,959)	$(5,496)

Net income (loss) per share:
Basic	$0.20	$(1.16)	$(0.88)	$(1.25)	$(1.18)

Diluted	$0.17	$(1.16)	$(0.88)	$(1.25)	$(1.18)

Weighted-average shares used to compute per share amounts:
Basic	30,906	5,049	4,956	4,752	4,643

Diluted	37,912	5,049	4,956	4,752	4,643

Stock-based compensation included in the accompanying statements of operations data above was as follows:

	Year Ended December 31,
	2013	2012	2011	2010	2009
	(in thousands)
Stock-based compensation expense:
Marketing	$417	$282	$145	$72	$24
Technology and development	1,294	727	235	93	48
Customer service and operations	415	256	118	107	11
General and administrative	1,943	1,180	451	278	167

Total stock-based compensation	$4,069	$2,445	$949	$550	$250

The following table presents our key operating and financial metrics for the years indicated (unaudited):

	Year Ended December 31,
	2013	2012	2011	2010	2009
Other Financial and Operational Data:
Gross Sending Volume (in thousands)(1)	$5,544,755	$3,248,457	$1,706,659	$858,955	$500,549
Transactions(2)	9,988,000	6,617,000	4,068,000	2,848,000	2,254,000
Active Customers(3)	1,059,689	776,426	516,597	392,666	301,840
New Customers(4)	481,110	405,304	291,532	225,949	205,317
Cost Per Acquisition of a New Customer(5)	$43	$44	$38	$37	$29
Adjusted EBITDA (in thousands)(6)	$14,378	$(493)	$(2,532)	$(5,067)	$(5,093)

(1)	Reflects the total principal amount of funds sent, excluding our fees, during a given period.
(2)	Reflects the aggregate number of transactions sent using our services during a given period.
(3)	Reflects customers who have sent at least one transaction during the last twelve month trailing period.
(4)	Reflects new customers added who have transacted at least once during a given period.
(5)	Reflects direct marketing cost, a portion of which is reflected in our cost of revenue, divided by new customers added in a given period.
(6)	See “Non-GAAP Financial Measures” below for how we define and calculate adjusted EBITDA, a reconciliation of adjusted EBITDA to net income (loss), the most directly comparable GAAP financial measure, and a discussion about the limitations of adjusted EBITDA.

	As of December 31,
	2013	2012	2011	2010	2009
	(in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$110,979	$45,077	$48,248	$20,694	$21,850
Disbursement prefunding	33,799	15,070	9,004	6,723	6,106
Customer funds receivable	16,381	9,318	17,187	4,164	1,175
Property, equipment, software and intangible assets, net	5,105	3,884	2,185	1,051	427
Working capital	250,938	68,838	56,323	35,833	24,255
Total assets	284,079	113,093	100,190	47,557	33,148
Convertible preferred stock	—	2	2	2	2
Total stockholders’ equity	264,844	57,320	60,361	38,657	25,423

Non-GAAP Financial Measures

Adjusted EBITDA

To provide investors with additional information regarding our financial results, we have disclosed in the table below and within this report adjusted EBITDA, a non-GAAP financial measure. We have provided a reconciliation below between adjusted EBITDA and net income (loss), the most directly comparable GAAP financial measure.

We have included adjusted EBITDA in this report because it is a key measure used by our management to evaluate our operating performance, generate future operating plans and make strategic decisions. Accordingly, we believe that adjusted EBITDA provides useful information to investors and others in understanding and evaluating our operating results in the same manner as our management and Board of Directors.

While we believe that this non-GAAP financial measure is useful in evaluating our business, this information should be considered as supplemental in nature and is not meant as a substitute for the related financial information prepared in accordance with GAAP. Some of these limitations are:

•	although depreciation and amortization are non-cash charges, the assets being depreciated and amortized may have to be replaced in the future;

•	adjusted EBITDA does not reflect changes in, or cash requirements for, our working capital needs;

•	adjusted EBITDA does not include the impact of stock-based compensation;

•	adjusted EBITDA does not reflect the impact of income taxes that may represent a reduction in cash available to us; and

•	other companies, including companies in our industry, may calculate adjusted EBITDA differently or not at all, which reduces its usefulness as a comparative measure.

We believe it is useful to exclude non-cash charges, such as depreciation and amortization and stock-based compensation, from our adjusted EBITDA because the amount of such expenses in any specific period may not directly correlate to the underlying performance of our business operations.

Because of the aforementioned limitations, you should consider adjusted EBITDA alongside other financial performance measures, including net income (loss), cash flow metrics and our financial results presented in accordance with GAAP. The following table presents a reconciliation of net income (loss) to adjusted EBITDA for each of the years indicated (unaudited):

	Year Ended December 31,
	2013	2012	2011	2010	2009
	(in thousands)
Reconciliation of Adjusted EBITDA:
Net income (loss)	$6,328	$(5,854)	$(4,372)	$(5,959)	$(5,496)
Provision for income taxes	37	2	2	2	2
Interest expense	1,837	1,504	370	108	32
Interest income	(203)	(85)	(29)	(44)	(72)
Depreciation and amortization	2,310	1,495	548	276	191
Stock-based compensation	4,069	2,445	949	550	250

Adjusted EBITDA	$14,378	$(493)	$(2,532)	$(5,067)	$(5,093)

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our consolidated financial statements and the notes thereto included elsewhere in this Annual Report on Form 10-K. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this Annual Report on Form 10-K, particularly in “Risk Factors.”

Xoom is a leader in the digital consumer-to-consumer international money transfer industry. Our customers use Xoom to send money to family and friends in 31 countries. Since January 1, 2009, our customers have used Xoom to send $11.9 billion, including $1.7 billion in 2011, $3.2 billion in 2012 and $5.5 billion in 2013. We believe we create significant value for our customers by providing a convenient, fast and cost-effective solution for international money transfers.

We believe our business model is characterized by sustainable revenue from a growing base of active customers, creating attractive per unit economics and operating leverage. We expect to continue to grow this customer base through increased marketing investment.

Although we are not a traditional subscription business, we operate our business and forecast our revenue similar to a subscription-based business model. This similarity is demonstrated by the predictable and recurring revenue from our active customers. The following graph identifies the quarterly gross sending volume by the year in which we originally acquired the customer and demonstrates a meaningful amount of stable recurring sending volume from active customers (unaudited):

On February 21, 2013, we completed our initial public offering, or IPO, whereby 7,273,750 shares of our common stock were sold to the public (inclusive of 948,750 shares of common stock sold by us pursuant to the full exercise of an overallotment option granted to the underwriters and 1,104,107 shares of common stock sold by selling stockholders) at a price of $16.00 per share. The aggregate net proceeds received by us from the offering were $88.4 million, net of underwriting discounts and commissions and offering expenses payable by us. Immediately prior to the completion of the IPO, all shares of our then-outstanding convertible preferred stock automatically converted into 21,444,251 shares of common stock.

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

We did not receive any proceeds from the sale of shares by the selling stockholders in either offering.

Key Metrics

In addition to the line items in our consolidated financial statements, we regularly review the following key metrics to evaluate our business, measure our performance, identify trends in our business, prepare financial projections, make strategic business decisions, and assess marketing program efficacy, market share trends and working capital needs. We believe information on these metrics is useful for investors to understand the underlying trends in our business. The following table presents our key operating and financial metrics for the years presented (unaudited):

	Year Ended December 31,
	2013	2012	2011
Gross Sending Volume (in thousands)	$5,544,755	$3,248,457	$1,706,659
Transactions	9,988,000	6,617,000	4,068,000
Active Customers	1,059,689	776,426	516,597
New Customers	481,110	405,304	291,532
Cost Per Acquisition of a New Customer	$43	$44	$38
Adjusted EBITDA (in thousands)	$14,378	$(493)	$(2,532)

Gross Sending Volume. We define gross sending volume, or GSV, as the total principal amount of funds sent by our customers in a given period, excluding our fees. A percentage of GSV does not ultimately get paid out to recipients due to customer cancellations, our risk management decisions and customer error. In the periods presented, this percentage has ranged from 2.75% to 3.25%. Our GSV increased 71% for 2013 compared to the prior year, 90% for 2012 and 99% for 2011. Some of our customers transact more depending on the value of the local currency relative to the U.S. dollar. For example, amongst our Indian customers, we saw an increase in activity in the three months ended June 30, 2013 and September 30, 2013 due to a weakening Indian Rupee and a decrease in activity in the three months ended December 31, 2013 due to a strengthening Indian Rupee.

Transactions. This represents the total number of transactions sent by our customers in a given period. A small percentage of transactions do not ultimately get paid out to recipients due to customer cancellations, our risk management decisions and customer error. Our transactions increased 51% for 2013 compared to the prior year, 63% for 2012 and 43% for 2011. The increase in GSV was higher than the increase in number of transactions due to changes in the mix of countries we serve toward those with a higher average transaction amount.

Active Customers. We define active customers as the number of customers who have sent at least one transaction during a trailing twelve month period. A new customer with one transaction during a trailing twelve month period would also be included as an active customer in the same period. The number of active customers increased 36% for 2013 compared to the prior year, 50% for 2012 and 32% for 2011.

New Customers. We define new customers as those customers who have sent their first transaction in a given period. Our new customer growth increased by 19% for 2013 compared to the prior year, 39% for 2012 and 29% for 2011.

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

Adjusted EBITDA. Adjusted EBITDA is a non-GAAP financial measure that we calculate as net income (loss) adjusted for provision for income taxes, interest expense, interest income, depreciation and amortization and stock-based compensation. For a reconciliation of adjusted EBITDA to net income (loss) and an explanation of how management uses this metric, see “Selected Financial Data.”

Basis of Presentation

Revenue. We generate revenue from transaction fees charged to customers, and foreign exchange spreads on transactions where the payout currency is other than U.S. dollars. Our revenue is derived from each transaction and may vary based on the size of the transaction, the funding method used, the currency to ultimately be disbursed and the country to which the funds are transferred. Revenue is recognized when we accept the transaction for processing, net of cancellations and refunds. Revenue growth will depend on our ability to retain active customers and attract new customers.

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

Marketing Expense. Our marketing expense consists of business development costs, television, out-of-home, print, online and promotional advertising costs to acquire new customers, employee compensation and related costs to support the marketing process and allocated facilities and other supporting overhead costs. During 2011, we introduced a Refer-A-Friend incentive program where the referrer receives either a cash-type or non-cash award and the referee receives a non-cash award. Cash-type awards are considered to be cash-type because the referrer could use them as cash. The amount related to the referee is classified as cost of revenue for non-cash awards. Awards provided to the referrer are recorded in marketing expense as these payments are a reward for bringing a new customer to Xoom. We anticipate our marketing expense will vary from period to period due to the timing of when such programs occur.

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

General and Administrative Expense. Our general and administrative expense consists of employee compensation and related costs for our executives, finance, legal, compliance policy, human resources and other administrative employees, outside consulting, legal and accounting services and facilities and other supporting overhead costs not allocated to other departments. We expect to incur additional expenses associated with being a public company and to support our continuing growth, including increased legal and accounting costs and compliance costs in connection with the Sarbanes-Oxley Act.

Interest Expense. Interest expense represents interest incurred in connection with our line of credit and amortization of commitment and arrangement fees.

Interest Income. Interest income represents interest earned on our cash and cash equivalents and short-term investments.

Other Income (Expense). Other income (expense) consists of gains and/or losses on foreign currency balances due to fluctuations in exchange rates between the initiation of a transaction and the settlement of the transaction (usually a period of no longer than 24 hours).

Provision for Income Taxes. Provision for income taxes consists of state income taxes in the United States. We have not been required to pay U.S. federal income taxes to date because of our current and accumulated net operating losses which totaled $70.4 million as of December 31, 2013. Since inception, we have only been required to pay minimal state income taxes. For 2013, tax expense was $37,000, which consisted of U.S. state income taxes. As we expand our operations outside the United States, we will become subject to foreign taxes and our effective tax rate could change accordingly.

Results of Operations

The following tables set forth our results of operations in dollars and as a percentage of revenue for the years presented. The year-to-year comparison of financial results is not necessarily indicative of future results.

	Year Ended December 31,
	2013	2012	2011
	(in thousands)
Consolidated Statements of Operations Data:
Revenue	$122,206	$80,016	$50,020
Cost of revenue	38,082	26,779	18,075

Gross profit	84,124	53,237	31,945

Marketing	25,926	21,496	14,314
Technology and development	22,451	15,950	9,431
Customer service and operations	13,552	10,964	7,321
General and administrative	13,145	9,135	4,957

Total operating expense	75,074	57,545	36,023

Income (loss) from operations	9,050	(4,308)	(4,078)

	Year Ended December 31,
	2013	2012	2011
	(in thousands)
Other income (expense):
Interest expense	(1,837)	(1,504)	(370)
Interest income	203	85	29
Other income (expense)	(1,051)	(125)	49

Income (loss) before provision for income taxes	6,365	(5,852)	(4,370)
Provision for income taxes	37	2	2

Net income (loss)	$6,328	$(5,854)	$(4,372)

	Year Ended December 31,
	2013	2012	2011
Consolidated Statements of Operations Data:(1)
Revenue	100%	100%	100%
Cost of revenue	31	33	36

Gross profit	69	67	64

Marketing	21	27	29
Technology and development	18	20	19
Customer service and operations	11	14	15
General and administrative	11	11	10

Total operating expense	61	72	72

Income (loss) from operations	7	(5)	(8)
Other income (expense):
Interest expense	(2)	(2)	(1)
Interest income	—	—	—
Other income (expense)	(1)	—	—

Income (loss) before provision for income taxes	5	(7)	(9)
Provision for income taxes	—	—	—

Net income (loss)	5%	(7)%	(9)%

(1)	Certain items may not foot due to rounding.

Revenue

	Year Ended December 31,			2013 to 2012	2012 to 2011
	2013	2012	2011	% Change	% Change
	(in thousands)
Revenue	$122,206	$80,016	$50,020	53%	60%

2013 Compared to 2012. Revenue increased $42.2 million, or 53%, in 2013 as compared to 2012. The increase was primarily due to a 36% increase in active customers, which included 481,110 new customers added during 2013. Revenue grew at a faster rate than the increase in our active customers because the annual revenue per average active customer increased from $124 in 2012 to $133 in 2013, or 8%. This increase was due to changes in the mix of countries we serve toward those with a higher average transaction amount.

2012 Compared to 2011. Revenue increased $30.0 million, or 60%, in 2012 as compared to 2011. The increase was primarily due to a 50% increase in active customers, which included 405,304 new customers added during 2012. Revenue grew at a faster rate than the increase in our active customers because the annual revenue per average active customer increased from $110 in 2011 to $124 in 2012, or 13%. This increase was due to changes in the mix of countries we serve toward those with a higher average transaction amount.

Cost of Revenue

	Year Ended December 31,			2013 to 2012	2012 to 2011
	2013	2012	2011	% Change	% Change
	(dollars in thousands)
Cost of revenue	$38,082	$26,779	$18,075	42%	48%
Percentage of revenue	31%	33%	36%

2013 Compared to 2012. Cost of revenue increased $11.3 million, or 42%, in 2013 as compared to 2012. The increase in cost of revenue was driven by a $6.4 million increase to $22.7 million in processing and disbursement costs to support the 51% increase in transactions and a $5.9 million increase to $13.6 million in transaction losses due to the increase in our GSV. This was partially offset by a decrease of $0.9 million in costs related to Refer-A-Friend and other incentive programs. The decrease in cost of revenue as a percentage of revenue and corresponding increase in gross profit for 2013 was primarily a result of a reduction in Refer-A-Friend costs due to a reduction in the reward amount per new user and a result of a reduction in disbursement costs per transaction due to changes in the mix of countries we serve toward those with lower disbursement costs per transaction.

2012 Compared to 2011. Cost of revenue increased $8.7 million, or 48%, in 2012 as compared to 2011. The increase in cost of revenue was driven by a $4.4 million increase to $16.3 million in processing and disbursement costs to support the 63% increase in transactions, a $2.3 million increase to $7.7 million in transaction losses due to the increase in our GSV and an additional $1.8 million in costs related to the Refer-A-Friend and other incentive programs. The decrease in cost of revenue as a percentage of revenue and corresponding increase in gross profit for 2012 was primarily a result of a reduction in processing costs due to more active customers funding their money transfers via bank account, which is less costly to us than if they fund via credit or debit card. Further, we experienced a reduction in our processing costs per transaction as a result of the Durbin Amendment to the Dodd-Frank Act, which resulted in lower debit card fees beginning in the fourth quarter of 2011.

Marketing Expense

	Year Ended December 31,			2013 to 2012	2012 to 2011
	2013	2012	2011	% Change	% Change
	(dollars in thousands)
Marketing	$25,926	$21,496	$14,314	21%	50%
Percentage of revenue	21%	27%	29%

2013 Compared to 2012. Marketing expense increased $4.4 million, or 21%, in 2013 as compared to 2012. The increase was primarily due to an expansion of our marketing programs to drive increased customer acquisition, including increasing television, out-of-home, online and incentive promotions by $3.5 million to $21.4 million during 2013. In addition, there was an increase of $0.6 million in personnel-related costs (including stock-based compensation). As a percentage of revenue, marketing expense fluctuates from period to period due to the timing of marketing programs and incentive programs to acquire new customers.

2012 Compared to 2011. Marketing expense increased $7.2 million, or 50%, in 2012 as compared to 2011. The increase was primarily due to an increase in our marketing programs to drive increased customer acquisition, including television, online and incentive promotions of $6.3 million to $17.9 million in 2012. Our

Refer-A-Friend incentive program contributed $2.0 million of this $6.3 million increase. As stated in “—Cost of Revenue” above, marketing expenses in this line item do not reflect certain marketing expenses related to our Refer-A-Friend incentive program that we recognize under cost of revenue. The remaining increase was due to personnel-related costs (including stock-based compensation).

Technology and Development Expense

	Year Ended December 31,			2013 to 2012	2012 to 2011
	2013	2012	2011	% Change	% Change
	(dollars in thousands)
Technology and development	$22,451	$15,950	$9,431	41%	69%
Percentage of revenue	18%	20%	19%

2013 Compared to 2012. Technology and development expense increased $6.5 million, or 41%, in 2013 as compared to 2012. The increase was primarily the result of an increase in personnel-related costs of $4.3 million to $17.2 million (including stock-based compensation) due to an increase in headcount to expand and improve our service. The remaining increase was due to an increase in facilities, information technology and other infrastructure costs of $0.9 million, an increase in depreciation and amortization expense of $0.7 million due to various software projects that were put into service in 2013, including mobile app and text messaging, and an increase in allocated insurance costs of $0.3 million.

2012 Compared to 2011. Technology and development expense increased $6.5 million, or 69%, in 2012 as compared to 2011. The increase was primarily the result of an increase in personnel-related costs of $5.0 million to $12.9 million (including stock-based compensation) due to an increase in headcount to expand and improve our service. The remaining increase was due to an increase in depreciation and amortization expense of $0.5 million, an increase in the investment of additional technology infrastructure of $0.5 million and an increase in allocated overhead costs.

Customer Service and Operations Expense

	Year Ended December 31,			2013 to 2012	2012 to 2011
	2013	2012	2011	% Change	% Change
	(dollars in thousands)
Customer service and operations	$13,552	$10,964	$7,321	24%	50%
Percentage of revenue	11%	14%	15%

2013 Compared to 2012. Customer service and operations expense increased $2.6 million, or 24%, in 2013 as compared to 2012. The increase was primarily due to an increase in the volume of transactions we processed, resulting in an increase in costs of $1.8 million to $8.7 million associated with our outsourced customer call centers (including communication and software costs), $0.4 million in personnel-related costs (including stock-based compensation) and $0.3 million in customer verification costs.

2012 Compared to 2011. Customer service and operations expense increased $3.6 million, or 50%, in 2012 as compared to 2011. The increase was primarily due to an increase in the volume of transactions we processed, resulting in higher costs of $2.5 million to $6.1 million associated with our outsourced customer call centers and personnel-related costs of $0.8 million to $3.0 million (including stock-based compensation) due to an increase in headcount.

General and Administrative Expense

	Year Ended December 31,			2013 to 2012	2012 to 2011
	2013	2012	2011	% Change	% Change
	(dollars in thousands)
General and administrative	$13,145	$9,135	$4,957	44%	84%
Percentage of revenue	11%	11%	10%

2013 Compared to 2012. General and administrative expense increased $4.0 million, or 44%, in 2013 as compared to 2012. The increase was primarily the result of an increase in personnel-related costs of $2.8 million to $8.3 million (including stock-based compensation) due to an increase in headcount to support our overall growth, and an increase in consulting, professional services and public company costs of $0.6 million. The remaining $0.6 million increase was due to an increase in facilities, allocated insurance costs, information technology and other infrastructure costs.

2012 Compared to 2011. General and administrative expense increased $4.2 million, or 84%, in 2012 as compared to 2011. The increase was primarily the result of an increase in personnel-related costs of $2.4 million to $5.5 million (including stock-based compensation) due to an increase in headcount to support our overall growth and an increase in consulting and professional services of $0.9 million. The remaining increase was due to an increase in allocated overhead costs.

Interest Expense

2013 Compared to 2012. Interest expense increased $0.3 million in 2013 as compared to 2012 as a result of the increase in amortization of line of credit fees.

2012 Compared to 2011. Interest expense increased $1.1 million as a result of the increase in average outstanding balances during 2012 on our line of credit.

Other Expense

2013 Compared to 2012. Other expense increased $0.9 million in 2013 as compared to 2012 as a result of currency fluctuations over the period between the initiation of and the settlement of transactions (usually a period of no longer than 24 hours), primarily related to Indian Rupee exchange rate fluctuations against the U.S. dollar.

2012 Compared to 2011. Other expense increased $0.2 million in 2012 as compared to 2011 as a result of currency fluctuations over the period between the initiation of and the settlement of transactions (usually a period of no longer than 24 hours), primarily related to Indian Rupee exchange rate fluctuations against the U.S. dollar.

Quarterly Results of Operations Data

The following tables set forth our unaudited quarterly consolidated statements of operations data in dollars and as a percentage of revenue and our key metrics for each of the eight quarters ended December 31, 2013. We have prepared the quarterly data on a consistent basis with the audited consolidated financial statements included in this report. In the opinion of management, the financial information reflects all necessary adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of this data. This information should be read in conjunction with the audited consolidated financial statements and related notes included elsewhere in this report. The results of historical periods are not necessarily indicative of the results of operations for a full year or any future period.

	Three Months Ended,
	Dec. 31,	Sept. 30,	June 30,	Mar. 31,	Dec. 31,	Sept. 30,	June 30,	Mar. 31,
	2013	2013	2013	2013	2012	2012	2012	2012
	(in thousands, except per share data)
	(unaudited)
Revenue	$32,119	$32,279	$33,493	$24,315	$22,162	$19,901	$21,008	$16,945
Cost of revenue	10,080	10,364	10,119	7,519	7,404	6,533	7,381	5,461

Gross profit	22,039	21,915	23,374	16,796	14,758	13,368	13,627	11,484

Marketing	7,015	6,312	6,907	5,692	5,431	5,648	6,129	4,288
Technology and development	6,016	6,125	5,476	4,834	4,281	4,015	4,031	3,623
Customer service and operations	3,713	3,497	3,325	3,017	3,102	2,885	2,780	2,197
General and administrative	3,791	3,392	3,039	2,923	2,906	2,357	2,194	1,678

Total operating expense	20,535	19,326	18,747	16,466	15,720	14,905	15,134	11,786

Income (loss from operations)	1,504	2,589	4,627	330	(962)	(1,537)	(1,507)	(302)
Other income (expense):
Interest expense	(303)	(588)	(499)	(447)	(515)	(387)	(355)	(247)
Interest income	80	46	41	36	18	23	23	21
Other income (expense)	(106)	(1,002)	53	4	(14)	(374)	227	36

Income (loss) before provision for income taxes	1,175	1,045	4,222	(77)	(1,473)	(2,275)	(1,612)	(492)
(Benefit) provision for income taxes	22	(119)	132	2	—	—	—	2

Net income (loss)	$1,153	$1,164	$4,090	$(79)	$(1,473)	$(2,275)	$(1,612)	$(494)

Net income (loss) per share:
Basic	$0.03	$0.03	$0.12	$0.00	$(0.29)	$(0.45)	$(0.32)	$(0.10)

Diluted	$0.03	$0.03	$0.11	$0.00	$(0.29)	$(0.45)	$(0.32)	$(0.10)

Weighted-average shares used to compute per share amounts:
Basic	37,494	33,880	32,974	19,041	5,071	5,056	5,041	5,030

Diluted	41,690	38,188	37,263	19,041	5,071	5,056	5,041	5,030

Stock-based compensation included in the above line items was as follows:

	Three Months Ended,
	Dec. 31,	Sept. 30,	June 30,	Mar. 31,	Dec. 31,	Sept. 30,	June 30,	Mar. 31,
	2013	2013	2013	2013	2012	2012	2012	2012
	(in thousands)
	(unaudited)
Stock-based compensation expense:
Marketing	$109	$110	$106	$92	$84	$81	$66	$51
Technology and development	433	339	296	226	209	200	170	148
Customer service and operations	111	120	107	77	73	74	67	42
General and administrative	579	531	450	383	367	349	281	183

Total stock-based compensation	$1,232	$1,100	$959	$778	$733	$704	$584	$424

	Three Months Ended,(1)
	Dec. 31,	Sept. 30,	June 30,	Mar. 31,	Dec. 31,	Sept. 30,	June 30,	Mar. 31,
	2013	2013	2013	2013	2012	2012	2012	2012
	(unaudited)
Revenue	100%	100%	100%	100%	100%	100%	100%	100%
Cost of revenue	31	32	30	31	33	33	35	32

Gross profit	69	68	70	69	67	67	65	68

Marketing	22	20	21	23	25	28	29	25
Technology and development	19	19	16	20	19	20	19	21
Customer service and operations	12	11	10	12	14	14	13	13
General and administrative	12	11	9	12	13	12	10	10

Total operating expense	64	60	56	68	71	75	72	70

Income (loss from operations)	5	8	14	1	(4)	(8)	(7)	(2)
Other income (expense):
Interest expense	(1)	(2)	(1)	(2)	(2)	(2)	(2)	(1)
Interest income	—	—	—	—	—	—	—	—
Other income (expense)	—	(3)	—	—	—	(2)	1	—

Income (loss) before provision for income taxes	4	3	13	—	(7)	(11)	(8)	(3)
Provision for income taxes	—	—	—	—	—	—	—	—

Net income (loss)	4%	4%	12%	—%	(7)%	(11)%	(8)%	(3)%

(1)	Certain items may not foot due to rounding.

The following table presents our key operating and financial metrics for the periods presented (unaudited):

	Three Months Ended,(1)
	Dec. 31,	Sept. 30,	June 30,	Mar. 31,	Dec. 31,	Sept. 30,	June 30,	Mar. 31,
	2013	2013	2013	2013	2012	2012	2012	2012
Other Financial and Operational Data:(1)
Gross Sending Volume (in thousands)	$1,366,767	$1,515,557	$1,606,584	$1,055,847	$940,154	$777,905	$884,357	$646,041
Transactions	2,744,000	2,623,000	2,582,000	2,039,000	1,935,000	1,680,000	1,648,000	1,354,000
Active Customers	1,059,689	997,753	919,610	841,819	776,426	718,064	658,233	576,446
New Customers	112,980	123,600	134,899	109,631	102,845	94,043	116,100	92,316
Cost Per Acquisition of a New Customer	$49	$40	$44	$40	$41	$50	$45	$40
Adjusted EBITDA (in thousands)	$3,333	$3,322	$6,149	$1,574	$260	$(828)	$(345)	$420

(1)	For information on how we define these operational and financial metrics see “—Key Metrics.”

	Three Months Ended,
	Dec. 31,	Sept. 30,	June 30,	Mar. 31,	Dec. 31,	Sept. 30,	June 30,	Mar. 31,
	2013	2013	2013	2013	2012	2012	2012	2012
	(in thousands)
	(unaudited)
Reconciliation of Adjusted EBITDA:
Net income (loss)	$1,153	$1,164	$4,090	$(79)	$(1,473)	$(2,275)	$(1,612)	$(494)
(Benefit) provision for income taxes	22	(119)	132	2	—	—	—	2
Interest expense	303	588	499	447	515	387	355	247
Interest income	(80)	(46)	(41)	(36)	(18)	(23)	(23)	(21)
Depreciation and amortization	703	635	510	462	503	379	351	262
Stock-based compensation	1,232	1,100	959	778	733	704	584	424

Adjusted EBITDA	$3,333	$3,322	$6,149	$1,574	$260	$(828)	$(345)	$420

With the exception of the three months ended September 30, 2012, September 30, 2013 and December 31, 2013, we have experienced sequential revenue growth in all periods presented as a result of attracting new customers and retaining our active customers. The sequential decline in revenue in the three months ended September 30, 2012 and September 30, 2013 was due to the increased activity we experienced during the three months ended June 30, 2012 and an unprecedented 38% quarter over quarter increase in revenue during the three months ended June 30, 2013, respectively. Revenue was flat between September 30, 2013 and December 31, 2013 due to lower revenue from Indian customers as discussed below. We experience some seasonal trends in our business. Generally, revenue in our second and fourth quarters is stronger due to Mother’s Day and Christmas when we tend to have an increased rate of activity from our active customers. In addition, some of our customers transact more depending on the value of the local currency relative to the U.S. dollar. We see this trend most clearly among our Indian customers, a subset of which is highly influenced by the value, or the perceived value, of the Indian Rupee relative to the U.S. dollar. For example, we saw an increase in activity in the three months ended June 30, 2012, June 30, 2013 and September 30, 2013 due to a weakening Indian Rupee, or the perception of a weakening Indian Rupee. Conversely, during the three months ended September 30, 2012 and December 31, 2013, we saw a decrease in activity to India due to a strengthening Indian Rupee, or the perception of a strengthening Indian Rupee.

Our cost of revenue has increased in absolute dollars but has marginally decreased as a percentage of revenue. Our operating expenses have increased in absolute dollars as we continue to invest in service innovation and technology by hiring additional employees, and we continue to introduce new marketing programs to increase brand awareness. We continue to look for innovative and efficient marketing efforts and anticipate our marketing expense will vary from period to period due to the timing of when the programs occur. Marketing will continue to be our largest operating expense as a percentage of revenue as we seek to attract new customers.

Liquidity and Capital Resources

Since inception, we have financed our operations and capital expenditures through the sale of preferred and common stock and, to a lesser extent, from borrowings and exercise of stock options to purchase common stock. Our principal uses of cash are funding our operations and capital expenditures.

As of December 31, 2013, we had cash, cash equivalents, disbursement prefunding and short-term investments of $249.5 million, which consisted of cash, money market funds, U.S. government securities, commercial paper, certificates of deposit, corporate bonds and prefunded balances with some of our disbursement partners. All of our cash equivalents and short-term investments are held at U.S. financial institutions.

The following table summarizes our cash and cash equivalents and disbursement prefunding as of the dates presented (in millions):

	December 31,
	2013	2012
Domestic institutions	$92.5	$26.7
Foreign institutions	52.3	33.4

We hold cash at foreign financial institutions in order to prefund our disbursement partners. Our policy is generally to have relationships with multiple foreign institutions in each of our major markets so that our institutional risk is diversified. For example, we hold balances in the Philippines at eight different institutions. However, in India, our balances are concentrated at one institution, Punjab National Bank, which is a large, state-owned bank. We generally review financial statements of our disbursement partners before commencing a business relationship with them, and annually thereafter, though such reviews may not mitigate all risk of loss. Certain of our balances in domestic and all of our balances in foreign institutions are uninsured. Our institutional losses of pre-funded balances have totaled less than $150,000 since our inception.

We experience significant day-to-day fluctuations in our cash and cash equivalents, disbursement prefunding and line of credit balances. These fluctuations are primarily due to:

•	Fluctuations in daily GSV. As daily GSV increases, our cash and cash equivalents and disbursement prefunding amounts will increase, and we may draw down on our line of credit to fund the increased activity. Typically our cash, cash equivalents and disbursement prefunding balances at period end represent one to four days of disbursements to be made in the subsequent period; and

•	Timing of period end. For periods that end on a weekend or a bank holiday, our cash and cash equivalents and prefunding amounts typically will be more than for periods ending on a weekday as we fund these balances five days a week, but we disburse funds seven days a week.

If a period ends on a weekend or holiday, our cash, cash equivalents and disbursement prefunding is generally higher than if the period ends on a business day, because we will then prefund our disbursement partners for the entire weekend or through the holiday instead of for one business day. As a result, we would need to draw down on our line of credit discussed below under “—Our Indebtedness,” which would increase our cash, cash equivalents and disbursement prefunding balances.

We believe that our existing cash and cash equivalents, cash flow from operations, and the available borrowing amount under our line of credit will be sufficient to meet our working capital needs and planned capital expenditures for at least the next 12 months. From time to time, we may explore additional financing sources which could include equity, equity-linked and debt financing arrangements. We cannot assure you that any additional financing will be available to us on acceptable terms or at all.

Our Indebtedness

In October 2009, we entered into a line of credit agreement, or the Loan Agreement, with Silicon Valley Bank, or SVB, which was amended in September 2012 to add a second lender and increase the available borrowing amount. The Loan Agreement allowed for borrowings up to $80.0 million, bearing interest at the greater of prime plus 1.25% or 4.50%. As part of the line of credit, we had a $10.0 million standby letter of credit which increased to $15.0 million in May 2013. In September 2013, we amended and restated our line of credit by entering into an Amended and Restated Credit Agreement, or the Restated Loan Agreement. The Restated Loan Agreement added additional lenders and increased the available borrowing amount to $150.0 million through September 2016. Under the Restated Loan Agreement, the interest rate is the greater of prime plus 1% or 4.25%, and we pay a fee of 0.50% per annum for the daily unused portion of the line of credit.

At December 31, 2013, we had $135.0 million available under our line of credit, reflecting $15.0 million reserved under the standby letter of credit. We were in compliance with all of our debt covenants as of December 31, 2013. In connection with the new lease arrangement described in the “Properties” section of Part I, Item 2 of this report, SVB issued a $3.9 million letter of credit as a security deposit for our new office lease in January 2014.

Cash Flows

We typically prefund our disbursement partners on each business day which allows the funds to be made available to our disbursement partners seconds or minutes after a customer’s transaction is processed. Our prefunding estimates are based on historical experiences with our customers and disbursement partners, which vary depending on factors such as seasonality, the timing of bank holidays, weekends and paydays. These estimates incorporate assumptions surrounding the timing in which the customer funds receivables are settled and the customer liabilities are paid out. We have in the past and could in the future utilize our line of credit to satisfy short-term capital requirements over weekends or during bank holiday periods or high volume sending periods. We typically pay down the outstanding amount on the line of credit the first business day after the weekend or bank holiday period. Given these factors, we believe it is useful to review our cash flow in the aggregate to better understand the short-term flow of funds which can vary greatly depending on the timing of a weekend or bank holiday.

The following table summarizes our cash flows for the years presented:

	Year Ended December 31,
	2013	2012	2011
	(in thousands)
Net cash used in operating activities	$(8,686)	$(750)	$(12,060)
Net cash used in investing activities	(82,538)	(16,061)	(10,274)
Net cash provided by financing activities	157,126	13,640	49,888

Operating Activities

Our use of cash for 2013 was attributable to changes in our working capital of $22.6 million, partially offset by $6.3 million of our net income and $7.6 million in adjustments for non-cash items. Adjustments for non-cash items primarily consisted of stock-based compensation, depreciation and amortization expense and accretion of premiums on short-term investments. The use of cash resulting from changes in our working capital primarily consisted of an increase in disbursement prefunding of $18.7 million relating to the timing of funding our disbursement partners and an increase in GSV, an increase in customer funds receivable of $7.1 million relating to the timing of transactions in process and an increase in GSV, partially offset by an increase in customer liabilities of $2.3 million related to undisbursed transactions and an increase in GSV.

Our use of cash for 2012 was attributable to our net loss of $5.9 million partially offset by $4.5 million in adjustments for non-cash items and changes in our working capital of $0.6 million. Adjustments for non-cash items primarily consisted of stock-based compensation, depreciation and amortization expense and accretion of premiums on marketable securities. The decrease in cash resulting from changes in our working capital primarily consisted of a decrease in customer funds receivable of $7.9 million relating to the timing of transactions in process, partially offset by an increase in disbursement prefunding of $6.1 million related to undisbursed transactions.

Our use of cash for 2011 was attributable to changes in our working capital of $9.5 million and our net loss of $4.4 million, partially offset by $1.8 million in adjustments for non-cash items. Adjustments for non-cash items primarily consisted of stock-based compensation, depreciation and accretion of premiums on short-term investments. The decrease in cash resulting from changes in our working capital primarily consisted of an increase in customer funds receivable of $13.0 million relating to the timing of transactions in process, partially offset by an increase in customer liabilities of $4.1 million related to undisbursed transactions.

Investing Activities

Our primary investing activities have consisted of purchases, sales and maturities of short-term investments, purchases of property, equipment, software and intangible assets and changes in our restricted cash. Purchases of property, equipment, software and intangible assets may vary from period to period due to the timing of the expansion of our operations, website and mobile solutions and internal-use software development. We expect to continue to invest in property and equipment and software development in the coming years.

We used $80.6 million, $5.2 million and $8.4 million in 2013, 2012 and 2011, respectively, in net purchases of short-term investments.

We used $3.4 million, $3.2 million and $1.7 million for purchases of property, equipment, intangible assets and the software development in 2013, 2012 and 2011, respectively.

In February 2013, the Reserve Bank of India extended its rupee drawing arrangement, or RDA, to money transmitters based in the United States. We had a decrease in our restricted cash of $1.7 million during 2013 because we began processing transactions to India exclusively under RDA in July 2013 and are no longer processing transactions to India via our subsidiary, buyindiaonline.com Inc., under its MTSS license. As a result of decreased sending volume under its MTSS license, our subsidiary is no longer bound by the high collateral requirements which applied in previous periods. In addition, in 2013, we maintained $0.2 million as restricted cash at a large financial institution in India for our India operations. We had an increase in our restricted cash of $0.6 million and $0.2 million during 2012 and 2011, respectively, due to higher collateral requirements under our buyindiaonline.com Inc.’s license to disburse funds in India as a result of increased sending volume to India. During 2012, we integrated a new ACH payment processor and increased our GSV with an existing ACH payment processor, which required us to restrict an additional $7.0 million of our cash as collateral.

Financing Activities

Our financing activities have primarily consisted of net proceeds from the issuance of preferred and common stock, exercise of common stock options and repayments and borrowings under our line of credit.

Cash provided by financing activities in 2013 was $157.1 million primarily due to $88.4 million net proceeds from our IPO and $104.8 million net proceeds from our follow-on offering. This was partially offset by net repayments of $40.0 million under our line of credit.

Cash provided by financing activities in 2012 was $13.6 million consisting primarily of net borrowings of $13.5 million on our line of credit.

Cash provided by financing activities in 2011 was $49.9 million consisting of $25.0 million of net proceeds from the issuance of 2.2 million shares of our Series F preferred stock and $24.8 million of net borrowing under our line of credit.

Off-Balance Sheet Arrangements

As described in “—Our Indebtedness” above, SVB issued a standby letter of credit which satisfies the additional collateral requirement to maintain our India operations. As of December 31, 2013 and December 31, 2012, we had $15.0 million and $10.0 million, respectively, reserved under our standby letter of credit. In connection with the new lease arrangement entered into in December 2013 described in the “Properties” section of Part I, Item 2 of this report, SVB issued a $3.9 million letter of credit in January 2014 as a security deposit for our new office lease.

Contractual Obligations and Commitments

The following table describes our contractual obligations as of December 31, 2013:

	Payments Due by Period
		Less Than	1-3	4-5
	Total	1 Year	Years	Years	Thereafter
	(in thousands)
Operating lease obligations	$49,263	$2,655	$10,662	$8,949	$26,997

The contractual obligations in the table above are associated with agreements that are enforceable and legally binding. Obligations under contracts that we can cancel without a significant penalty are not included in the table above. We have no material long-term purchase obligations outstanding with any vendors or third parties. This table includes amounts payable under the new lease discussed below.

For a description of our line of credit see “—Our Indebtedness.”

We lease our office facilities for our corporate headquarters in San Francisco, California, under operating leases which expire in 2016. As described in the “Properties” section of Part I, Item 2 of this report, we entered into a lease arrangement in December 2013 for office space at a different location in San Francisco, California, which will commence in July 2014 for a 120-month term. The terms of the lease agreements provide for rental payments on a graduated basis. We recognize rent expense on a straight-line basis over the lease periods. We also lease our back-up data centers under operating leases which expire in 2015 and 2016. We do not have any material capital lease obligations and all of our property, equipment and software have been purchased with cash.

Critical Accounting Policies and Estimates

Our consolidated financial statements are prepared in accordance with GAAP. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, expenses and related disclosures. We evaluate our estimates and assumptions on an ongoing basis. Our estimates are based on historical experience and various other assumptions that we believe to be reasonable under the circumstances. Our actual results could differ from these estimates.

We believe that the assumptions and estimates associated with our reserve for transaction losses, income taxes and stock-based compensation have the greatest potential impact on our consolidated financial statements. Therefore, we consider these to be our critical accounting policies and estimates. For further information on all of our significant accounting policies, please see Note 2 of the accompanying notes to our consolidated financial statements.

Reserve for Transaction Losses

On a quarterly basis, the reserve for estimated transaction losses is calculated based on our historical trends and data specific to each reporting period. We review the actual transaction losses evidenced in prior quarters as a percent of GSV to determine a historical loss rate. We then apply the historical rate to the current period GSV as a basis for estimating future transaction losses. When necessary, we also provide a specific transaction loss reserve for specific risks identified in processing customer transactions. Recoveries are reflected as a reduction in the reserve for transaction losses when the recovery occurs. We evaluate the adequacy of the provision every reporting period and adjust the reserve accordingly.

Income Taxes

We use the asset and liability method to account for income taxes, which requires the recognition of deferred tax assets and liabilities for the expected future income tax consequences of events that have been recognized in our consolidated financial statements or tax returns. Deferred tax assets and liabilities are recognized based on temporary differences between the financial statement carrying amounts and the tax bases of assets and liabilities using enacted tax rates in effect in the years in which the temporary differences are expected to reverse. The Company has considered a number of factors in concluding that a full valuation allowance remains appropriate at December 31, 2013. These factors include a consideration of our future profitability, expansion plans and future investments in our technology.

We also provide reserves as necessary for uncertain tax positions taken on our tax filings. First, we determine if a tax position is more likely than not to be sustained upon audit solely based on technical merits, including resolution of related appeals or litigation processes, if any. Second, based on the largest amount of benefit, which is more likely than not to be realized on ultimate settlement, we recognize any such differences as a liability. We include in income tax expense any interest and penalties related to uncertain tax positions. For all years presented, there are no uncertain tax positions.

Stock-Based Compensation

Stock-based compensation is measured at the grant date based on the fair value of the award and is recognized as expense, net of estimated forfeitures, over the requisite service period, which is the vesting period of the respective award.

Determining the fair value of stock-based awards at the grant date requires judgment. We use the Black-Scholes option-pricing model to determine the fair value of stock options. The determination of the grant date fair value of options using an option-pricing model is affected by our estimated common stock fair value as well as assumptions regarding a number of other complex and subjective variables. These variables include the fair value of our common stock, our expected stock price volatility over the expected term of the options, stock option exercise and cancellation behaviors, risk-free interest rates and expected dividends, which are estimated as follows:

•	Fair value of our common stock. Prior to our IPO in February 2013, our Board of Directors considered numerous objective and subjective factors to determine the fair market value of our common stock at each meeting at which stock options were granted and approved. The option-pricing method requires assumptions regarding the anticipated timing of a potential liquidity event, such as an IPO, and the estimated volatility of our equity securities. The anticipated timing of a liquidity event utilized in these valuations for grants made prior to our IPO was based on then current plans and estimates of our Board of Directors and management regarding an IPO. Since the completion of our IPO, we have determined the fair value of the common stock underlying our stock options based on the closing price of our common stock at the date of grant.

•	Expected Term. The expected term was estimated using the simplified method allowed under the authoritative guidance.

•	Volatility. The expected stock price volatility for our common stock was estimated by taking the average of the historical volatilities of an index fund and industry peers based on daily price observations over a period equivalent to the expected term of the stock option grants. We did not rely on implied volatilities of traded options in our industry peers’ common stock because the volume of activity was relatively low. We intend to continue to consistently apply this process using the same or similar public companies until a sufficient amount of historical information regarding the volatility of our own common stock share price becomes available.

•	Risk-free rate. The risk-free interest rate is based on the U.S. Treasury yield in effect at the time of the grant for zero-coupon U.S. Treasury notes with remaining terms similar to the expected term of the options.

•	Dividend yield. We have never declared or paid any cash dividends and do not presently plan to pay cash dividends in the foreseeable future. Consequently, we used an expected dividend yield of zero.

If any of the assumptions used in the Black-Scholes model changes significantly, stock-based compensation for future awards may differ materially compared with the awards granted previously.

The following table presents the weighted-average assumptions used to estimate the fair value of options granted during the years presented:

	Year Ended December 31,
	2013	2012	2011
Expected term (in years)	6.1	6.3	5.8
Risk-free interest rate	1.35%	1.26%	1.73%
Dividend yield	None	None	None
Volatility rate	44%	42%	39%

Recently Issued and Adopted Accounting Pronouncements

In July 2013, the Financial Accounting Standards Board, or FASB, issued a new accounting standard update on the financial presentation of unrecognized tax benefits. The update provides guidance on the presentation of unrecognized tax benefits to reflect the manner in which companies would settle any additional income taxes that would result from the disallowance of a tax position when net operating loss carryforwards, similar tax losses or tax credit carryforwards exist. The update is effective for fiscal years and interim periods beginning after December 15, 2013. The adoption of this new standard is not expected to have an effect on our consolidated financial statements but may require additional disclosure when applicable to the extent we have unrecognized tax benefits.

ITEM 7A.	Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Fluctuation Risk

Our cash and cash equivalents and short-term investments consist of cash, money market funds, U.S. government securities, commercial paper, certificates of deposit and corporate bonds.

The primary objective of our investment activities is to preserve principal while maximizing income without significantly increasing risk. Because our cash and cash equivalents have a relatively short maturity, our portfolio’s fair value is relatively insensitive to interest rate changes. We determined that the nominal difference in basis points from potentially investing our cash and cash equivalents in longer-term investments did not warrant a change in our investment strategy. In future periods, we will continue to evaluate our investment policy in order to ensure that we continue to meet our overall objectives. We believe a hypothetical 10% increase in interest rates as of December 31, 2013 would have an immaterial impact on our investment portfolio, results of operations and cash flows.

Any borrowings under our line of credit with SVB are at a variable rate and, as a result, increases in market interest rates would generally result in increased interest expense on our outstanding borrowings.

Foreign Exchange Risk

We are exposed to foreign exchange risk as we offer our services in 31 countries and disburse our transactions in multiple foreign currencies. However, we believe that this risk is somewhat limited due to the fact that these transactions are usually disbursed in less than three business days. As of December 31, 2013 and 2012, we had not entered into any foreign exchange hedging contracts.

Inflation Risk

We do not believe that inflation has had a material effect on our business, financial condition or results of operations. If our costs were to become subject to significant inflationary pressures, we may not be able to fully offset such higher costs through fee increases.

ITEM 8.	Financial Statements and Supplementary Data

Xoom Corporation

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Xoom Corporation:

We have audited the accompanying consolidated balance sheets of Xoom Corporation and subsidiary (the Company) as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2013. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP

San Francisco, California

February 21, 2014

Xoom Corporation

Consolidated Balance Sheets

(in Thousands, Except Share and Per Share Data)

	December 31,
	2013	2012
Assets
Current assets:
Cash and cash equivalents	$110,979	$45,077
Disbursement prefunding	33,799	15,070
Short-term investments	104,678	25,125
Customer funds receivable	16,381	9,318
Prepaid expenses and other current assets	4,237	4,934

Total current assets	270,074	99,524
Non-current assets:
Property, equipment, software and intangible assets, net	5,105	3,884
Restricted cash	7,816	9,337
Other assets	1,084	348

Total assets	$284,079	$113,093

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$8,345	$7,150
Customer liabilities	10,791	8,536
Line of credit	—	15,000

Total current liabilities	19,136	30,686
Non-current liabilities:
Non-current portion of line of credit	—	25,000
Other non-current liabilities	99	87

Total liabilities	19,235	55,773

Commitments and Contingencies (Note 13)
Stockholders’ equity:
Convertible preferred stock, $0.0001 par value. Authorized 25,000,000 and 86,726,665 shares; issued and outstanding 0 and 21,444,251 shares; aggregate liquidation preference $0 and $115,404 at December 31, 2013 and December 31, 2012, respectively	—	2
Common stock, $0.0001 par value. Authorized 500,000,000 and 135,000,000 shares; issued and outstanding 37,583,945 and 5,083,616 shares at December 31, 2013 and December 31, 2012, respectively	4	1
Additional paid-in capital	321,878	120,684
Accumulated other comprehensive loss	—	(1)
Accumulated deficit	(57,038)	(63,366)

Total stockholders’ equity	264,844	57,320

Total liabilities and stockholders’ equity	$284,079	$113,093

See accompanying notes to consolidated financial statements.

Xoom Corporation

Consolidated Statements of Operations

(in Thousands, Except Per Share Data)

	Year Ended December 31,
	2013	2012	2011
Revenue	$122,206	$80,016	$50,020
Cost of revenue	38,082	26,779	18,075

Gross profit	84,124	53,237	31,945

Marketing	25,926	21,496	14,314
Technology and development	22,451	15,950	9,431
Customer service and operations	13,552	10,964	7,321
General and administrative	13,145	9,135	4,957

Total operating expense	75,074	57,545	36,023

Income (loss) from operations	9,050	(4,308)	(4,078)

Other income (expense):
Interest expense	(1,837)	(1,504)	(370)
Interest income	203	85	29
Other income (expense)	(1,051)	(125)	49

Income (loss) before provision for income taxes	6,365	(5,852)	(4,370)
Provision for income taxes	37	2	2

Net income (loss)	$6,328	$(5,854)	$(4,372)

Net income (loss) per share:
Basic	$0.20	$(1.16)	$(0.88)
Diluted	$0.17	$(1.16)	$(0.88)
Weighted-average shares used to compute net income (loss) per share:
Basic	30,906	5,049	4,956

Diluted	37,912	5,049	4,956

See accompanying notes to consolidated financial statements.

Xoom Corporation

Consolidated Statements of Comprehensive Income (Loss)

(in Thousands)

	Year Ended December 31,
	2013	2012	2011
Net income (loss)	$6,328	$(5,854)	$(4,372)
Unrealized gain (loss) on marketable securities, net of taxes of $0	1	9	(11)

Total comprehensive income (loss)	$6,329	$(5,845)	$(4,383)

See accompanying notes to consolidated financial statements.

Xoom Corporation

Consolidated Statements of Stockholders’ Equity

(in Thousands, Except Share Data)

	Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance at January 1, 2011	19,260,729	$2	4,893,687	$1	$91,793	$1	$(53,140)	$38,657
Issuance of preferred stock, net of issuance costs	2,183,522	—	—	—	24,982	—	—	24,982
Issuance of common stock under employee stock plans	—	—	118,116	—	156	—	—	156
Cashless exercise of warrants	—	—	15,446	—	—	—	—	—
Stock-based compensation	—	—	—	—	949	—	—	949
Unrealized loss on marketable securities, net of taxes of $0	—	—	—	—	—	(11)	—	(11)
Net loss	—	—	—	—	—	—	(4,372)	(4,372)

Balance at December 31, 2011	21,444,251	2	5,027,249	1	117,880	(10)	(57,512)	60,361

Issuance costs for preferred stock	—	—	—	—	(6)	—	—	(6)
Issuance of common stock under employee stock plans	—	—	56,367	—	146	—	—	146
Stock-based compensation	—	—	—	—	2,445	—	—	2,445
Issuance of common stock warrants	—	—	—	—	219	—	—	219
Unrealized gain on marketable securities, net of taxes of $0	—	—	—	—	—	9	—	9
Net loss	—	—	—	—	—	—	(5,854)	(5,854)

Balance at December 31, 2012	21,444,251	2	5,083,616	1	120,684	(1)	(63,366)	57,320

Conversion of preferred stock to common stock	(21,444,251)	(2)	21,444,251	2	—	—	—	—
Cashless exercise of warrants	—	—	24,955	—	—	—	—	—
Issuance of common stock under employee stock plans	—	—	1,230,342	—	3,919	—	—	3,919
Proceeds from initial public offering net of offering costs	—	—	6,169,643	1	88,423	—	—	88,424
Proceeds from follow-on offering net of offering costs	—	—	3,631,138	—	104,752	—	—	104,752
Stock-based compensation	—	—	—	—	4,069	—	—	4,069
Excess tax benefit related to stock-based compensation	—	—	—	—	31	—	—	31
Unrealized gain on marketable securities, net of taxes of $0	—	—	—	—	—	1	—	1
Net income	—	—	—	—	—	—	6,328	6,328

Balance at December 31, 2013	—	$—	37,583,945	$4	$321,878	$—	$(57,038)	$264,844

See accompanying notes to consolidated financial statements.

Xoom Corporation

Consolidated Statements of Cash Flows

(in Thousands)

	Year Ended December 31,
	2013	2012	2011
Cash flows from operating activities:
Net income (loss)	$6,328	$(5,854)	$(4,372)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Stock-based compensation	4,069	2,445	949
Depreciation and amortization	2,310	1,495	548
Loss on disposal of property and equipment	4	2	92
Amortization of premium on investments	1,077	517	223
Amortization of warrant issuance costs	87	73	—
Changes in operating assets and liabilities:
Disbursement prefunding	(18,729)	(6,066)	(2,281)
Customer funds receivable	(7,063)	7,869	(13,023)
Prepaid expenses and other current assets	610	(2,797)	(406)
Other assets	(736)	(189)	70
Customer liabilities	2,255	344	4,148
Transaction loss reserves	(324)	(227)	479
Accounts payable and accrued expenses	1,414	1,551	1,513
Other non-current liabilities	12	87	—

Net cash used in operating activities	(8,686)	(750)	(12,060)

Cash flows from investing activities:
Purchase of property, equipment, software and intangible assets	(3,430)	(3,206)	(1,735)
Purchase of short-term investments	(142,423)	(37,470)	(23,131)
Proceeds from sales and maturities of short-term investments	61,794	32,222	14,742
Change in restricted cash	1,521	(7,607)	(150)

Net cash used in investing activities	(82,538)	(16,061)	(10,274)

Cash flows from financing activities:
Net proceeds from issuance of preferred stock	—	(6)	24,982
Proceeds from exercise of common stock options	3,919	146	156
Excess tax benefit related to stock-based compensation	31	—	—
Net borrowings (repayments) under line of credit	(40,000)	13,500	24,750
Proceeds from initial public offering, net of costs	88,424	—	—
Proceeds from follow-on offering, net of costs	104,752	—	—

Net cash provided by financing activities	157,126	13,640	49,888

Net increase (decrease) in cash and cash equivalents	65,902	(3,171)	27,554
Cash and cash equivalents, beginning of year	45,077	48,248	20,694

Cash and cash equivalents, end of year	$110,979	$45,077	$48,248

Supplemental disclosures of cash flow information:
Cash paid for taxes	$45	$2	$2
Cash paid for interest	$2,107	$1,659	$443
Purchases of property and equipment in accounts payable and accrued expenses	$151	$46	$56
Deferred offering costs not yet paid	$3	$699	$—
Issuance of common stock warrants	$—	$219	$—

See accompanying notes to consolidated financial statements.

Xoom Corporation

Notes to Consolidated Financial Statements

(1) Organization and Description of Business

Xoom Corporation and its subsidiary (together, “Xoom” or the “Company”) is a leader in the digital consumer-to-consumer international money transfer industry. Xoom’s customers send money to family and friends in 31 countries.

Xoom was incorporated in California in June 2001 and reincorporated in Delaware in November 2012. The Company’s corporate headquarters are located in San Francisco, California.

(2) Summary of Significant Accounting Policies

(a) Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Xoom and its wholly-owned subsidiary, which is a Delaware Corporation. All significant intercompany accounts and transactions have been eliminated.

(b) Use of Estimates

The preparation of consolidated financial statements is in conformity with accounting principles generally accepted in the United States of America (“GAAP”). This requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Significant items subject to such estimates and assumptions include, but are not limited to, reserve for transaction losses, valuation of stock-based compensation, fair value of marketable securities and certain accrued expenses. Actual results could differ from those estimates.

(c) Capital Structure

In February 2013, the Company completed its initial public offering (“IPO”) whereby 7,273,750 shares of common stock were sold to the public (inclusive of 948,750 shares of common stock sold by the Company pursuant to the full exercise of an overallotment option granted to the underwriters and 1,104,107 shares of common stock sold by selling stockholders) at a price of $16.00 per share. The aggregate net proceeds received by the Company from the offering were $88.4 million, net of underwriting discounts and commissions and offering expenses payable by the Company. Immediately prior to the closing of the IPO, all shares of the Company’s outstanding convertible preferred stock automatically converted into 21,444,251 shares of common stock.

In September 2013, the Company completed a follow-on public offering whereby 5,063,760 shares of common stock were sold to the public (inclusive of 660,490 shares of common stock sold by the Company pursuant to the full exercise of an overallotment option granted to the underwriters and 1,432,622 shares of common stock sold by selling stockholders) at a price of $30.50 per share. The aggregate net proceeds received by the Company from the follow-on offering were $104.8 million, net of underwriting discounts and commissions and offering expenses payable by the Company.

The Company did not receive any proceeds from the sale of shares by the selling stockholders in either the IPO or the follow-on public offering.

(d) Segments

The Company’s chief operating decision maker, its Chief Executive Officer, reviews financial information for the Company on a consolidated basis. The Company manages its business on the basis of one operating segment. The Company’s principal operations and decision-making functions are located in the United States.

(e) Revenue Recognition

The Company recognizes revenue when (i) persuasive evidence of an arrangement exists, (ii) services have been rendered to the customer, (iii) the fee is fixed or determinable and (iv) collectability is reasonably assured. The Company’s revenue is derived from transaction fees charged to customers and foreign exchange spreads on transactions where the payout currency is other than U.S. dollars. Revenue is derived from each transaction and may vary based on the size of the transaction, the funding method used, the currency to be ultimately disbursed and the countries to which the funds are transferred. Revenue is recognized when the transaction is accepted for processing by the Company and is net of cancellations and refunds.

(f) Cost of Revenue

Cost of revenue includes fees paid to disbursement partners for paying funds to the recipient and fees paid to payment processors for funding transactions. In addition, cost of revenue includes provisions for transaction losses and the costs of certain promotional activities to acquire new customers.

(g) Reserve for Transaction Losses

The Company is exposed to transaction losses due to fraud, as well as nonperformance of third parties and customers. The Company establishes reserves for such losses based on historical trends and any specific risks identified in processing customer transactions. Recoveries are reflected as a reduction in the reserve for transaction losses when the recovery occurs. This reserve is included in accounts payable and accrued expenses on the accompanying consolidated balance sheets. The table below summarizes the Company’s reserve for transaction losses for the following years (in thousands):

	Balance at
	Beginning of	Additions	Losses	Balance at
	Year	to Expense	Incurred	End of Year
December 31, 2013	$547	$13,579	$(13,903)	$223
December 31, 2012	774	7,722	(7,949)	547
December 31, 2011	296	5,372	(4,894)	774

(h) Marketing

Marketing expense consists of business development costs, television, print, out-of-home, online and promotional advertising, as well as employee compensation and related costs to support the marketing process. The Company expenses advertising costs in the period in which they are incurred. Advertising costs amounted to $21.4 million, $17.9 million, and $11.6 million, for the years ended December 31, 2013, 2012, and 2011, respectively.

During 2011, the Company introduced a new Refer-A-Friend incentive program where the referrer receives either a cash-type or non-cash award and the referee receives a non-cash award. Cash-type awards are considered to be cash-type because the referrer could use them as cash. The amount related to the referee is classified as cost of revenue for non-cash awards. Awards provided to the referrer are recorded in marketing expense as these payments are a reward for bringing a new customer to Xoom.

(i) Technology and Development

Technology and development expense includes employee compensation and related costs, professional services and consulting expenses, costs associated with the development of new technologies and the enhancement of existing technologies and amortization of capitalized internally developed software.

(j) Customer Service and Operations

Customer service and operations expense includes costs for outsourced customer call centers, compensation for the Company’s employees who support customer service calls, costs incurred for fraud detection, compliance operations and maintenance costs related to the Company’s outsourced customer call centers.

(k) Stock-Based Compensation

Stock-based compensation expense is measured at the grant date based on the fair value of the award and is recognized on a straight-line basis over the requisite service period of the award, which is the vesting period.

(l) Net Income (Loss) Per Share

Basic net income (loss) per share is computed by dividing the net income (loss) by the weighted-average number of shares of common stock outstanding during the period. Diluted net income (loss) per share is computed by giving effect to all potential shares of common stock, including stock options, warrants and convertible preferred stock, to the extent dilutive. Due to net losses in 2011 and 2012, basic and diluted loss per share were the same, as the effect of potentially dilutive securities would have been anti-dilutive.

(m) Cash and Cash Equivalents

Cash equivalents consist of highly liquid short-term investments with original maturities of three months or less at the time of purchase.

(n) Restricted Cash

The Company has relationships with certain payment processors. These processors are responsible for processing the Company’s ACH and credit card payments and are distinct from the Company’s disbursement partners discussed in Note 2(o) below. These processors require the Company to maintain certain restricted cash balances as collateral throughout the term of the processor arrangement. During 2012, the Company integrated a new ACH payment processor and increased the gross sending volume with an existing ACH payment processor which required the Company to restrict an additional $7.0 million of its cash as collateral.

The Company is also required to maintain a restricted cash balance in connection with its operations in India. In accordance with the licensing rules in India, this balance is legally restricted and is held at large financial institutions in India. During 2012, the Company was required to restrict an additional $0.6 million of its cash as collateral in India. In July 2013, the Company began processing transactions to India exclusively via its rupee drawing arrangement, or RDA, and received a $1.7 million refund of the cash collateral. In addition, in 2013, the Company maintained $0.2 million as restricted cash balance at a large financial institution in India for the Company’s India operations.

(o) Disbursement Prefunding

The Company maintains relationships with disbursement partners in various countries. These partners are responsible for disbursing funds to recipients and are distinct from the payment processors discussed in Note 2(n) above. The Company maintains prefunding balances with these disbursement partners so they are able to satisfy the Company’s customer liabilities. The Company does not earn interest on these balances. The balances are not compensating balances and are not legally restricted.

(p) Short-term Investments

Short-term investments consist of certificates of deposit, commercial paper, corporate bonds, U.S. Treasury and Agency Notes with original maturities of 12 months or less. All of the Company’s short-term investments other than certificates of deposit are accounted for as marketable securities and are considered to be available-for-sale and are recorded at fair value. Unrealized gains and losses are recorded as part of other comprehensive income (loss). Realized gains and losses and declines in value judged to be other-than-temporary on available-for-sale securities and credit losses are recorded in interest income in the consolidated statements of operations when incurred. Gains and losses on sales of securities are determined on the specific-identification method. The Company’s certificates of deposit are accounted for as a cash deposit with an original maturity in excess of 90 days and are recorded as a short-term investment.

(q) Customer Funds Receivable

When customers fund their transactions using their bank accounts or credit or debit cards, there is a clearing period before the cash is received from the payment processors by the Company of usually one to two business days. Hence, these funds are treated as a receivable until the cash is received by the Company. The Company does not maintain a reserve for doubtful accounts as historical losses have not been material.

(r) Property, Equipment, Software and Intangible Assets

Property, equipment, software and intangible assets is stated at cost, less accumulated depreciation and amortization. Depreciation and amortization expense is computed over the estimated economic useful life of the assets, between two to five years, using the straight-line method. Leasehold improvements are stated at cost and are amortized on a straight-line basis over the shorter of their estimated useful life or the lease term.

(s) Website and Internal-Use Software Development Costs

The Company’s capitalization of website and internal-use software development costs begins in the asset development stage and ends when the asset is placed into service. The Company amortizes such costs using the straight-line method over estimated useful lives, which generally approximates two to three years. Amortization of website and internal-use software development costs is included in technology and development in the accompanying consolidated statements of operations. These costs are a combination of internal compensation costs of the Company’s engineering time and costs of outside consultants and primarily relate to the development of specific enhancements such as the development of the Company’s mobile application. The Company capitalized $542,000 and $594,000 in website and internal-use software development costs for the years ended December 31, 2013 and 2012, respectively.

(t) Customer Liabilities

The Company recognizes transactions processed from customers but not yet confirmed as disbursed to the recipient by its disbursement partners as customer liabilities on the accompanying consolidated balance sheets. The liability is released when the transaction is confirmed as disbursed to the recipient.

(u) Income Taxes

The Company uses the asset and liability method to account for income taxes, which requires the recognition of deferred tax assets and liabilities for the expected future income tax consequences of events that have been recognized in the Company’s consolidated financial statements or tax returns. Deferred tax assets and liabilities are recognized based on temporary differences between the financial statement carrying amounts and the tax bases of assets and liabilities using enacted tax rates in effect in the years in which the temporary differences are expected to reverse. Valuation allowances are established for deferred tax assets when the likelihood of the deferred tax assets not being realized exceeds the more likely than not criterion. The Company also provides reserves as necessary for uncertain tax positions taken on its tax filings. First, the Company determines if a tax position is more likely than not to be sustained upon audit solely based on technical merits, including resolution of related appeals or litigation processes, if any. Second, based on the largest amount of benefit, which is more likely than not to be realized on ultimate settlement, the Company recognizes any such differences as a liability. The Company includes in income tax expense any interest and penalties related to uncertain tax positions. For all periods presented, there are no uncertain tax positions.

(v) Concentration Risk

Financial instruments, which potentially subject the Company to concentration of credit risk, consist primarily of cash and cash equivalents, disbursement prefunding, customer funds receivable, restricted cash and short-term investments. The Company’s assets are placed with financial institutions throughout the world, which management assesses to be of high credit quality, in order to limit the exposure.

A relatively limited number of countries, as determined based on location of the recipient of the funds disbursed, account for a large percentage of the Company’s total revenue. For 2013, 2012 and 2011, India accounted for approximately 33%, 25% and 15% of the Company’s revenue, respectively. For 2013, 2012 and 2011, the Philippines accounted for approximately 27%, 35% and 42% of the Company’s revenue, respectively. The top three countries, India, Mexico and the Philippines, in the aggregate represented approximately 77%, 74% and 71% of the Company’s revenue for 2013, 2012, and 2011, respectively.

(w) Recently Issued and Adopted Accounting Pronouncements

In July 2013, the Financial Accounting Standards Board (“FASB”) issued a new accounting standard update on the financial presentation of unrecognized tax benefits. The update provides guidance on the presentation of unrecognized tax benefits to reflect the manner in which companies would settle any additional income taxes that would result from the disallowance of a tax position when net operating loss carryforwards, similar tax losses or tax credit carryforwards exist. The update is effective for fiscal years and interim periods beginning after December 15, 2013. The adoption of this new standard is not expected to have an effect on the Company’s consolidated financial statements but may require additional disclosure when applicable to the extent the Company has unrecognized tax benefits.

(3) Short-term Investments

Marketable securities, classified as available-for-sale, are stated at fair value. There were no other-than-temporary losses during any of the years presented.

As of December 31, 2013, the Company’s short-term investments were $104.7 million, consisting of certificates of deposit of $2.0 million and marketable securities measured at fair value as follows (in thousands):

	December 31, 2013
	Amortized	Unrealized	Unrealized	Fair
	cost	gains	loss	value
U.S. Agency notes	$23,298	$1	$(2)	$23,297
Corporate bonds	42,766	7	(5)	42,768
Commercial paper	36,614	—	(1)	36,613

Total Marketable Securities	$102,678	$8	$(8)	$102,678

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

As of December 31, 2013 and 2012, there were no short-term investments with maturity dates greater than one year.

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

The book value of the Company’s financial instruments not measured at fair value on a recurring basis, including cash, certificates of deposit, restricted cash, disbursement prefunding, customer funds receivables, line of credit and customer liabilities approximates fair value due to the relatively short maturity, cash repayments or market interest rates of such instruments. The fair value of such financial instruments is determined using the income approach based on the present value of estimated future cash flows. The fair value of all of these instruments would be categorized as Level 2 of the fair value hierarchy, with the exception of cash and restricted cash which would be categorized as Level 1.

The Company’s cash equivalents and marketable securities that are measured at fair value on a recurring basis are classified as follows (in thousands):

		December 31, 2013			December 31, 2012
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Cash and Cash Equivalents:
Money market funds	$43,815	$—	$—	$14,055	$—	$—
Corporate bonds	—	—	—	—	150	—
Commercial paper	—	2,143	—	—	1,400	—

Marketable Securities:
U.S. Agency notes	—	23,297	—	—	3,857	—
Corporate bonds	—	42,768	—	—	11,126	—
Commercial paper	—	36,613	—	—	9,142	—

	$43,815	$104,821	$—	$14,055	$25,675	$—

Financial instruments, which are traded in active markets, using quoted market prices for identical instruments are assigned a Level 1 under the fair value hierarchy. The Company obtains the fair value of its Level 2 financial instruments from a professional pricing service, which may use quoted market prices for identical or comparable instruments, or inputs other than quoted prices that are observable either directly or indirectly. The professional pricing service gathers quoted market prices and observable inputs for the Company’s financial instruments from a variety of industry data providers. The valuation techniques used to measure the fair value of Level 2 financial instruments were derived from nonbinding market consensus prices that are corroborated by observable market data, quoted market prices for similar instruments, or pricing models such as discounted cash flow techniques. There were no material changes in the valuation techniques during any of the years presented.

To validate the reasonableness of fair values obtained from a professional pricing service, the Company performs several controls including periodic meetings with the pricing service and the Company’s custodians, obtaining the internal control reports of the pricing service and investigating any significant realized or unrealized gains or losses on its short-term investments.

There were no transfers between Level 1 and Level 2 assets during any of the years presented.

(5) Property, Equipment, Software and Intangible Assets, Net

The following is a summary of property, equipment, software and intangible assets at cost, less accumulated depreciation and amortization (in thousands):

	December 31,	December 31,
	2013	2012
Office furniture and equipment	$5,580	$3,517
Software	4,049	2,932
Leasehold improvements	405	365
Other	250	—

	10,284	6,814
Less: accumulated depreciation	(5,179)	(2,930)

	$5,105	$3,884

Depreciation and amortization expense of $2.3 million, $1.5 million and $0.5 million was recorded for the years ended December 31, 2013, 2012 and 2011, respectively.

(6) Accounts Payable and Accrued Expenses

The following is a summary of accounts payable and accrued expenses (in thousands):

	December 31,	December 31,
	2013	2012
Accounts payable	$711	$1,076
Accrued processing and disbursement costs	2,120	1,055
Accrued marketing expense	1,940	708
Other accrued expenses	3,574	4,311

	$8,345	$7,150

The reserve for transaction losses discussed in Note 2(g) is included in other accrued expenses in the table above.

(7) Line of Credit

In October 2009, the Company entered into a loan and security agreement (the “Loan Agreement”) with Silicon Valley Bank (“SVB”). In September 2012, the Company amended the Loan Agreement to add Chinatrust Bank U.S.A. as a second lender and to permit the Company to borrow through September 2014 up to $80.0 million. In August 2013, the Company amended its line of credit to increase the available borrowing amount temporarily from $80.0 million to $100.0 million.

SVB also issued a standby letter of credit which satisfied the additional collateral requirement to maintain a license to operate in India. The standby letter of credit amount reduced the $80.0 million the Company was permitted to borrow under the Loan Agreement at December 31, 2012. In July 2012, the Company increased the outstanding standby letter of credit from $5.5 million to $10.0 million. In May 2013, the Company increased its standby letter of credit from $10.0 million to $15.0 million.

In September 2013, the Company entered into an Amended and Restated Credit Agreement (the “Restated Loan Agreement”). The Restated Loan Agreement added additional lenders, increased the available borrowing amount to $150.0 million through September 2016 and changed certain of the financial provisions.

Prior to the Restated Loan Agreement, the Company was required to pay monthly interest on the greater of the actual borrowings or $25.0 million. Since the Company’s intent was not to repay below $25.0 million in the next twelve months, the Company had reclassified $25.0 million borrowed under its line of credit as a non-current liability. As of the time of the amendment and restatement, the Company repaid the $25.0 million. Under the Restated Loan Agreement, the Company pays a fee of 0.50% per annum for the daily unused portions of the line of credit. The interest rate at December 31, 2013 and December 31, 2012 was 4.25% and 4.50%, respectively. The Company paid a one time commitment fee of $430,000 and $296,000 in 2013 and 2012, respectively. The Company also paid SVB a one-time arrangement fee of 0.30% of the amount available under the line of credit and an annual administration fee of $45,000 in 2013. These expenses are amortized over the period of the Restated Loan Agreement, except the annual administration fee.

At December 31, 2013, the Company had $135.0 million available under its $150.0 million line of credit, reflecting $15.0 million reserved under the standby letter of credit. At December 31, 2012, the Company had $30.0 million available under the line of credit facility, reflecting $40.0 million outstanding under the line of credit and $10.0 million reserved under the standby letter of credit.

(8) Income Taxes

The provision for income taxes for each of the years ended December 31, 2013, 2012 and 2011 was $37,000, $2,000 and $2,000, respectively.

The components of provision for income taxes for all years presented were as follows (in thousands):

	Year Ended December 31,
	2013	2012	2011
Current tax provision:
Federal	$—	$—	$—
State	37	2	2
Deferred tax provision:
Federal	—	—	—
State	—	—	—

Provision for income taxes	$37	$2	$2

A reconciliation of the statutory federal income tax (34% rate) to the actual tax is as follows (in thousands):

	Year Ended December 31,
	2013	2012	2011
Tax computed at the statutory U.S. federal income tax rate	$2,164	$(2,008)	$(1,486)
Net operating loss carrryforwards	(2,635)	1,488	1,376
Stock-based compensation	468	517	109
Other	40	5	3

Provision for income taxes	$37	$2	$2

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The components of the Company’s deferred tax assets were as follows (in thousands):

	Year Ended December 31,
	2013	2012
Assets:
Net operating loss carryforwards	$18,783	$22,331
Stock based compensation	1,266	663
Other	723	497

Gross deferred tax assets	20,772	23,491
Valuation allowance	(20,762)	(23,458)

Total deferred tax assets	10	33
Liabilities:
Property, equipment, software and intangible assets, net	(10)	(33)

Net deferred tax assets	$—	$—

The Company has deferred tax assets comprised primarily of net operating losses, stock-based compensation, accruals and reserves. The Company has not benefited from any of its deferred tax assets and has established a full valuation allowance. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. For the year ended December 31, 2013, the Company utilized net operating losses against taxable income. The Company has considered a number of factors in concluding that a full valuation allowance remains appropriate at December 31, 2013. These factors include a consideration of the Company’s future profitability, expansion plans and future investments in the Company’s technology. Management believes it is more likely than not that the deferred tax assets will not be realized; accordingly, a full valuation allowance has been established and no deferred tax asset and related tax benefit have been recognized in the consolidated financial statements.

As of December 31, 2013, the Company had net operating loss carryforwards for federal and state income tax purposes of approximately $70.4 million and $57.5 million, respectively. These net operating losses can be utilized to reduce future taxable income, if any. The federal net operating loss carryforwards expire beginning in 2022 through 2033 and the state net operating loss carryforwards begin to expire in 2014 through 2033. Utilization of the net operating loss carryforwards may be subject to substantial annual limitations due to ownership change provisions of the Internal Revenue Code of 1986, as amended, and similar state provisions. The annual limitations may result in the expiration of net operating loss carryforwards before utilization.

As of December 31, 2013 and 2012, the Company had no unrecognized tax benefits. The Company’s policy for classifying interest and penalties associated with unrecognized income tax benefits is to include such items as tax expense. No significant interest or penalties were recorded during the years ended December 31, 2013, 2012 and 2011. The Company does not expect to have any significant changes to unrecognized tax benefits over the next twelve months.

Tax years from 2001 and forward remain open to examinations by federal authorities due to net operating loss carryforwards. State tax years from 2003 are open to examination due to net operating loss carryforwards. The Company is currently not under examinations by the Internal Revenue Service or any other taxing authorities.

(9) Stockholders’ Equity

(a) Convertible Preferred Stock

In November 2011, the Company amended and restated its Articles of Incorporation to authorize an increase in the authorized number of Series F Preferred Stock and to change the number of authorized shares of its preferred and common stock.

In December 2012, the Board approved the Company’s Amended and Restated Certificate of Incorporation to be effective immediately prior to the closing of the Company’s IPO. Under the Amended and Restated Certificate of Incorporation, 25,000,000 shares of preferred stock is authorized, par value $0.0001 per share, all of which are undesignated.

Immediately prior to the completion of the IPO in 2013, all shares of the Company’s outstanding convertible preferred stock automatically converted into 21,444,251 shares of common stock. As of December 31, 2013, the Company has no issued and outstanding convertible preferred stock. Dividends on the preferred stock of 8% of the per share liquidation preference were payable when and if declared by the Board of Directors. Dividends were not cumulative. The dividend requirements of the preferred stock must be satisfied prior to the payment of any dividends or distributions with respect to the Company’s common stock. Holders of preferred stock were entitled to voting rights equivalent to the number of common shares into which their shares were convertible.

None of the series of preferred stock were redeemable.

(b) Common Stock

In November 2011, the Company amended and restated its Articles of Incorporation to increase the authorized number of common shares to 135,000,000. Of these shares, 5,083,616 were issued and outstanding as of December 31, 2012.

In December 2012, the Board approved the Company’s Amended and Restated Certificate of Incorporation to be effective immediately prior to the closing of the Company’s IPO. Under the Amended and Restated Certificate of Incorporation, 500,000,000 shares of common stock is authorized, par value $0.0001 per share. Of these shares, 37,583,945 are issued and outstanding as of December 31, 2013.

(c) Stock Option Plan

Under the 2010 Stock Option Plan (the “2010 Plan”), which was an amendment and restatement of the Company’s prior option plan, the Company granted incentive and nonqualified stock options to employees, directors and consultants of the Company at an option price not less than 85% of the fair value of the common stock at the date of grant. Under the 2012 Stock Option and Incentive Plan (the “2012 Plan”), the Company may grant stock options, stock appreciation rights, restricted stock units, stock awards, cash-based awards and performance share awards. Options vest according to the grant document. Options currently outstanding generally vest in equal amounts over periods not to exceed four or five years and have a maximum life of ten years. The 2012 Plan became effective, and the 2010 Plan was terminated, as of the closing of the Company’s IPO.

As of December 31, 2013, the Company was authorized to grant up to 3,208,507 shares underlying equity awards. There were 2,500,481 shares available for future grant as of December 31, 2013.

The weighted-average grant date fair value of options granted was $10.90, $3.92, and $1.76 per option for the years ended December 31, 2013, 2012 and 2011, respectively. No stock-based compensation cost was capitalized for any of the years presented as it was insignificant for all years presented.

For the years ended December 31, 2013, 2012 and 2011, the Company recorded $31,000, $0 and $0, respectively, of excess tax benefits from stock-based compensation.

The Company utilizes the Black-Scholes model for valuing its stock options. This model utilizes several inputs including fair value of the Company’s common stock, volatility, expected term, risk free interest rate and dividend yield. Prior to the Company’s IPO in 2013, the fair value of the Company’s common stock was determined by the Company’s Board of Directors considering numerous objective and subjective factors. Since the completion of the IPO, the Company has determined the fair value of the common stock underlying the stock options based on the closing price of the common stock at the date of grant. Volatility is based on an average of the historical volatilities of an index fund and industry peers with characteristics similar to those of the Company. The expected term of the options is determined using the “simplified” method due to the lack of sufficient historical exercise data to provide a reasonable basis upon which to otherwise estimate the expected life of the stock options. The risk-free interest rate is based on the implied yield of U.S. Treasury zero coupon bonds with a term comparable to the expected option term. Since the Company currently has no history or expectation of paying dividends on its common stock, a dividend yield of zero was used. Expected forfeitures are based on the Company’s historical experience.

The following table presents the weighted-average assumptions used to estimate the fair value of the stock options granted in the Company’s consolidated financial statements:

	Year Ended December 31,
	2013	2012	2011
Expected term (in years)	6.1	6.3	5.8
Risk-free interest rate	1.35%	1.26%	1.73%
Dividend yield	None	None	None
Volatility rate	44%	42%	39%

The Company’s stock option activity and related information was as follows:

	Options Outstanding	Weighted- Average Exercise Price	Options Exercisable	Exercisable Weighted- Average Exercise Price
Outstanding at December 31, 2012	6,730,520	$5.10	3,352,116	$2.20
Granted	725,720	24.82
Exercised	(1,224,287)	3.20
Forfeited	(186,041)	9.71

Outstanding at December 31, 2013	6,045,912	$7.72	3,195,701	$3.64

The summary of options outstanding as of December 31, 2013 is shown below:

	Outstanding Options		Options Exercisable
Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Number Exercisable	Weighted Average Remaining Contractual Life (Years)
$0.20	1,295	0.56	1,295	0.56
0.40	3,527	1.07	3,527	1.07
0.68	1,068,735	2.56	1,068,735	2.56
1.00	431,019	4.11	431,019	4.11
2.00	25,270	4.97	25,270	4.97
2.64	63,777	5.56	63,777	5.56
4.48	1,440,263	6.52	1,021,837	6.39
6.84	1,498,537	8.16	331,333	8.12
12.72	279,452	8.39	105,162	8.39
14.12	532,067	8.64	136,871	8.64
20.82	335,500	9.28	6,875	9.28
25.38	211,470	9.54	—	—
33.19	155,000	9.79	—	—

	6,045,912	6.65	3,195,701	5.11

In May 2013, the Company granted 6,056 shares of unrestricted stock to certain non-employee directors of the Company who elected to receive their annual retainer in the form of Company stock in accordance with the Company’s Non-Employee Director Compensation Policy. These unrestricted stock awards were granted under the 2012 Plan and were fully vested on the date of grant.

As of December 31, 2013, there were 5,988,706 options that had vested or were expected to vest with a weighted-average exercise price of $7.67 and a weighted-average contractual life of 6.6 years. As of December 31, 2012, there were 6,663,152 options that had vested and were expected to vest with a weighted-average exercise price of $5.08 and a weighted-average contractual life of 7.1 years.

The aggregate intrinsic value of options that had vested or were expected to vest was $118.9 million as of December 31, 2013. The aggregate intrinsic value of options that had vested or were expected to vest was $60.3 million as of December 31, 2012.

The aggregate intrinsic value of options outstanding was $119.7 million and the aggregate intrinsic value of options exercisable was $75.8 million as of December 31, 2013. The aggregate intrinsic value of options outstanding was $60.7 million and the aggregate intrinsic value of options exercisable was $40.0 million as of December 31, 2012.

The aggregate intrinsic value of options exercised was approximately $28.3 million, $0.5 million and $0.4 million for 2013, 2012 and 2011, respectively. The total fair value of options vested was approximately $3.6 million, $1.4 million and $1.0 million for 2013, 2012 and 2011, respectively.

As of December 31, 2013, there was $13.2 million of total unrecognized compensation expense related to option grants, which is expected to be recognized over a weighted-average period of 2.92 years.

(d) Stock Reserved

As of December 31, 2013, the Company has reserved 8,546,393 common shares for issuance on the exercise of outstanding options to purchase common stock and for the options still available for grant.

(10) Warrants

During the year ended December 31, 2004, the Company issued warrants to purchase 26,946 shares of the Company’s common stock. The warrants had an exercise price of $0.20 per share and were scheduled to expire in November 2011. During 2009, in connection with the Loan Agreement, the Company extended the expiration date of 10,778 of these common stock warrants to October 2015. The Company classified the warrants as equity in the consolidated balance sheet as of December 31, 2012.

In connection with an amendment and extension of the Loan Agreement with SVB, the Company issued a warrant to purchase 25,000 shares of common stock at an exercise price of $6.84 per share in April 2012. The warrant had an expiration date of April 30, 2022. This resulted in $219,000 being recorded as prepaid fees to be amortized into expense over the line of credit term of two years. In connection with the Restated Loan Agreement, the unamortized prepaid fees as of September 2013 is being amortized into expense over the new credit term of three years.

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

As of December 31, 2013, the Company had no outstanding warrants.

(11) Earnings (Loss) Per Share

Basic earnings (loss) per share is computed by dividing the net income (loss) by the weighted-average number of shares of common stock outstanding during the year. Diluted earnings (loss) per share is computed using the weighted-average number of shares of common stock outstanding during the year and, when dilutive, potential common shares outstanding during the year. Potential common shares consist of incremental shares issuable upon the assumed exercise of stock options, preferred stock and warrants. Diluted earnings (loss) per share is the same as basic earnings (loss) per share for 2012 and 2011 because the effects of potentially dilutive items were anti-dilutive given the Company’s net loss in each of those years.

The following table presents the calculation of basic and diluted earnings (loss) per share (in thousands, except per share data):

	Year Ended December 31,
	2013	2012	2011
Basic earnings (loss) per share:
Numerator:
Net income (loss)	$6,328	$(5,854)	$(4,372)

Denominator:
Weighted-average common shares	30,906	5,049	4,956
Basic earnings (loss) per share	$0.20	$(1.16)	$(0.88)

Diluted earnings (loss) per share:
Numerator:
Net income (loss)	$6,328	$(5,854)	$(4,372)

Denominator:
Weighted-average common shares	30,906	5,049	4,956
Weighted-average shares from convertible preferred stock	2,644	—	—
Effect of dilutive securities	4,362	—	—

Weighted-average common shares and equivalents	37,912	5,049	4,956

Diluted earnings (loss) per share	$0.17	$(1.16)	$(0.88)

The following securities have been excluded from the calculation of diluted net earnings (loss) per share of common stock for the years presented because including them would have been anti-dilutive (in thousands):

	Year Ended December 31,
	2013	2012	2011
Common shares from convertible preferred stock	—	21,444	21,444
Common shares from common stock warrants	—	36	11
Stock options outstanding	390	6,731	4,278

Total common stock equivalents	390	28,211	25,733

(12) Employee Benefit Plan

Effective January 1, 2005, the Company implemented a 401(k) Plan for all employees over the age of 21. Participants may contribute up to 100% of their salary during 2013, up to a maximum of $17,500 or $23,000 for participants over 50 years of age. Company matching is at the discretion of the Board of Directors.

The employee benefit plan also provides a profit sharing component where the Company can make a discretionary contribution to the 401(k) Plan, which is allocated based on the compensation of eligible employees. The 401(k) Plan also provides for qualified non-elective contributions where the Company can make a discretionary contribution in order to pass various nondiscretionary tests for the 401(k) portion of the employee benefit plan. This contribution is allocated to eligible non-highly compensated employee in reverse order based on compensation. No Company contributions were made to the 401(k) Plan in 2013, 2012 or 2011.

(13) Commitments and Contingencies

(a) Operating Leases

The Company conducts operations from leased facilities under operating lease agreements that expire at various dates through 2024. The table below includes the minimum lease payments for the operating lease entered into in December 2013.

Future minimum lease payments under the noncancelable operating leases at December 31, 2013 were as follows (in thousands):

2014	$2,655
2015	5,092
2016	5,570
2017	4,419
2018	4,530
Thereafter	26,997

Total minimum lease payments	$49,263

Rental expense for 2013, 2012 and 2011 amounted to $1.3 million, $0.9 million and $0.5 million, respectively.

(b) Litigation

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

The Company is also involved from time to time in various legal proceedings in the normal course of business that individually or in the aggregate would not have a material effect on its results of operations or financial position.

(14) Subsequent Event

In January 2014, the Company acquired all of the outstanding equity of BlueKite, LTD, a BVI business company, which is a Guatemala-based developer of solutions and applications for cross-border bill pay and cell phone top up services, for a purchase price of approximately $15.1 million. This includes $10.4 million in immediate and contingent cash payments and $4.7 million in immediate and contingent common stock of the Company.

ITEM 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

ITEM 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of December 31, 2013. Based on such evaluation, our principal executive officer and principal financial officer have concluded that as of such date, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the fiscal quarter ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitations of Internal Controls

Our management, including our principal executive officer and principal financial officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

ITEM 9B.	Other Information

None.

PART III

ITEM 10.	Directors, Executive Officers and Corporate Governance

The information required by this item is incorporated by reference to our Proxy Statement for the 2014 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2013.

Our Board of Directors has adopted a Code of Business Conduct and Ethics applicable to all officers, directors and employees, which is available on our website (ir.xoom.com) under “Corporate Governance.” We intend to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding amendment to, or waiver from, a provision of our Code of Business Conduct and Ethics by posting such information on our website at the address and location specified above.

ITEM 11.	Executive Compensation

The information required by this item is incorporated by reference to our Proxy Statement for the 2014 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2013.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated by reference to our Proxy Statement for the 2014 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2013.

ITEM 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated by reference to our Proxy Statement for the 2014 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2013.

ITEM 14.	Principal Accounting Fees and Services

The information required by this item is incorporated by reference to our Proxy Statement for the 2014 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2013.

PART IV

ITEM 15.	Exhibits and Financial Statement Schedules

(a) The following documents are filed as part of this report:

1. Consolidated Financial Statements

See Index to Consolidated Financial Statements at Item 8 herein.

2. Financial Statement Schedules

Schedules not listed above have been omitted because the information required to be set forth therein is not applicable or is shown in the financial statements or notes herein.

3. Exhibits

See the Exhibit Index immediately following the signature page of this Annual Report on Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 21, 2014		XOOM CORPORATION

	By:	/s/ John Kunze
John Kunze, Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints John Kunze and Ryno Blignaut, and each of them, his or her true and lawful attorneys in fact and agents, each with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the SEC, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that each of said attorneys in fact and agents or their substitute or substitutes may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ John Kunze	President, Chief Executive Officer and	February 21, 2014
John Kunze	Director (Principal Executive Officer)

/s/ Ryno Blignaut	Chief Financial Officer (Principal	February 21, 2014
Ryno Blignaut	Financial and Accounting Officer)

/s/ Roelof Frederik Botha	Director	February 21, 2014
Roelof Frederik Botha

/s/ Alison Davis	Director	February 21, 2014
Alison Davis

/s/ Murray J. Demo	Director	February 21, 2014
Murray J. Demo

/s/ Kevin E. Hartz	Director	February 21, 2014
Kevin E. Hartz

/s/ C. Richard Kramlich	Director	February 21, 2014
C. Richard Kramlich

/s/ Anne Mitchell	Director	February 21, 2014
Anne Mitchell

Signature	Title	Date

/s/ Keith Rabois	Director	February 21, 2014
Keith Rabois

/s/ Matthew Roberts	Director	February 21, 2014
Matthew Roberts

EXHIBIT INDEX

Exhibit Number	Description	Incorporated by Reference From Form	Incorporated by Reference From Exhibit Number	Date Filed

3.1	Amended and Restated Certificate of Incorporation of the Registrant	S-1	3.3	January 11, 2013

3.2	Amended and Restated Bylaws of the Registrant	S-1	3.5	January 11, 2013

4.1	Form of Common Stock certificate of the Registrant	S-1	4.1	January 11, 2013

4.2	Fourth Amended and Restated Investor’s Rights Agreement by and between the Registrant and certain of its stockholders dated December 21, 2009	S-1	4.2	January 11, 2013

4.3	Amendment No. 1 to the Fourth Amended and Restated Investor’s Rights Agreement, the Third Amended and Restated Voting Agreement and the Fourth Amended and Restated Right of First Refusal and Co-Sale Agreement by and between the Registrant and certain of its stockholders dated February 24, 2010	S-1	4.3	January 11, 2013

10.1#	Amended and Restated 2010 Stock Option and Grant Plan (which amended and restated the 2001 Stock Plan) and forms of agreements thereunder	S-1	10.1	January 11, 2013

10.2#	2012 Stock Option and Incentive Plan and forms of agreements thereunder	S-1	10.2	January 11, 2013

10.3#	Senior Executive Cash Incentive Bonus Plan	S-1	10.3	January 11, 2013

10.4	Form of Indemnification Agreement	S-1	10.4	January 11, 2013

10.5#	Executive Agreement by and between the Registrant and John Kunze dated November 27, 2012	S-1	10.5	January 11, 2013

10.6#	Form of Executive Agreement with other executive officers	S-1	10.6	January 11, 2013

10.7	Office Lease by and between the Registrant and 100 Bush Corporation dated August 15, 2008, as amended	S-1	10.7	January 11, 2013

10.8	Guarantee and Collateral Agreement by and between the Registrant and Silicon Valley Bank dated September 19, 2012	S-1	10.9	January 11, 2013

10.9†	Amended and Restated Credit Agreement by and between the Registrant, the lenders from time to time parties thereto and Silicon Valley Bank dated September 19, 2013	10-Q	10.1	October 28, 2013

10.10†	Agreement by and between the Registrant and Punjab National Bank dated April 19, 2013	10-Q	10.2	October 28, 2013

Exhibit Number	Description	Incorporated by Reference From Form	Incorporated by Reference From Exhibit Number	Date Filed

10.11	Office Lease by and between Metropolitan Life Insurance Company and Xoom Corporation, dated December 20, 2013	8-K	10.1	December 27, 2013

21.1	Subsidiary of the Registrant	S-1	21.1	January 11, 2013

23.1	Consent of KPMG LLP, Independent Registered Public Accounting Firm	Filed herewith	-	-

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.	Filed herewith	-	-

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.	Filed herewith	-	-

32.1*	Certification of the Chief Executive Officer, pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act.	Furnished herewith	-	-

32.2*	Certification of the Chief Financial Officer, pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act.	Furnished herewith	-	-

101.INS**	XBRL Instance Document	Filed herewith	-	-

101.SCH**	XBRL Taxonomy Extension Schema Document	Filed herewith	-	-

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith	-	-

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith	-	-

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith	-	-

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith	-	-

#	Indicates management contract or compensatory plan, contract or agreement.
†	We have requested confidential treatment for certain portions of these agreements from the Securities and Exchange Commission.
*	The certifications furnished in Exhibit 32.1 and 32.2 hereto are deemed to accompany this Annual Report on Form 10-K and will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended. Such certifications will not be deemed to be incorporated by reference into any filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, except to the extent that the registrant specifically incorporates it by reference.
**	Users of this data are advised that, pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability under these sections.