Form 10-Q/A
period 2013-09-30
XOOM Corp
filed 2014-04-29
CIK 1315657

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(AMENDMENT NO. 1)

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

On April 21, 2014, 37,986,697 shares of the registrant’s Common Stock, $0.0001 par value, were issued and outstanding.

EXPLANATORY NOTE

Xoom Corporation is filing this Amendment No. 1 to its Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2013, filed with the Securities and Exchange Commission on October 28, 2013, solely to refile Exhibit 10.1, Amended and Restated Credit Agreement by and between the Registrant, the lenders from time to time parties thereto and Silicon Valley Bank, dated September 19, 2013, in response to comments received from the Securities and Exchange Commission on a confidential treatment request for certain portions of Exhibit 10.1 in the originally filed Form 10-Q. This Amendment No. 1 does not modify or update any other information set forth in the Quarterly Report on Form 10-Q.

ITEM 6. Exhibits

The exhibits listed below are filed or incorporated by reference as part of this Report.

Exhibit Number	Description of Exhibits

10.1	Amended and Restated Credit Agreement by and between the Registrant, the lenders from time to time parties thereto and Silicon Valley Bank dated September 19, 2013

10.2*	Agreement by and between the Registrant and Punjab National Bank dated April 19, 2013

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

32.1 *	Certification of the Chief Executive Officer, pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act.

32.2*	Certification of the Chief Financial Officer, pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Previously filed on Form 10-Q on October 28, 2013.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Date: April 29, 2014

XOOM CORPORATION

By:	/s/ Ryno Blignaut
Ryno Blignaut
Chief Financial Officer and Chief Risk Officer (Principal Financial and Accounting Officer)