Form 10-Q
period 2014-03-31
XOOM Corp
filed 2014-04-29
CIK 1315657

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

Xoom Corporation and Subsidiaries

i

PART I – Financial Information

ITEM 1. Financial Statements

XOOM CORPORATION AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(In thousands, except share and per share data)

	March 31,	December 31,
	2014	2013
	(unaudited)	(derived from audited financial statements)
Assets
Current assets:
Cash and cash equivalents	$98,010	$110,979
Disbursement prefunding	38,722	33,799
Short-term investments	106,767	104,678
Customer funds receivable	29,389	16,381
Prepaid expenses and other current assets	5,066	4,237

Total current assets	277,954	270,074
Non-current assets:
Property, equipment and software, net	5,254	4,855
Goodwill	9,032	—
Intangibles, net	5,746	250
Restricted cash	10,968	7,816
Other assets	966	1,084

Total assets	$309,920	$284,079

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$9,220	$8,345
Customer liabilities	25,628	10,791

Total current liabilities	34,848	19,136
Non-current liabilities:
Other non-current liabilities	2,309	99

Total liabilities	37,157	19,235

Commitments and Contingencies (Note 12)
Stockholders’ equity:
Convertible preferred stock, $0.0001 par value, 25,000,000 shares authorized; issued and outstanding 0 shares; aggregate liquidation preference $0 at March 31, 2014 and December 31, 2013	—	—
Common stock, $0.0001 par value, 500,000,000 shares authorized; issued and outstanding 37,983,793 and 37,583,945 shares at March 31, 2014 and December 31, 2013, respectively	4	4
Additional paid-in capital	329,450	321,878
Accumulated other comprehensive loss	(5)	—
Accumulated deficit	(56,686)	(57,038)

Total stockholders’ equity	272,763	264,844

Total liabilities and stockholders’ equity	$309,920	$284,079

See accompanying notes to condensed consolidated financial statements.

XOOM CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(In thousands, except per share data)

	Three Months Ended March 31,
	2014	2013
	(unaudited)
Revenue	$35,938	$24,315
Cost of revenue	9,578	7,519

Gross profit	26,360	16,796

Marketing	8,782	5,692
Technology and development	7,850	4,834
Customer service and operations	3,974	3,017
General and administrative	5,158	2,923

Total operating expense	25,764	16,466

Income from operations	596	330

Other income (expense):
Interest expense	(328)	(447)
Interest income	76	36
Other income	20	4

Income (loss) before provision for income taxes	364	(77)
Provision for income taxes	12	2

Net income (loss)	$352	$(79)

Net income (loss) per share:
Basic	$0.01	$(0.00)
Diluted	$0.01	$(0.00)
Weighted-average shares used to compute net income (loss) per share:
Basic	37,799	19,041

Diluted	41,710	19,041

See accompanying notes to condensed consolidated financial statements.

XOOM CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income (Loss)

(In thousands)

	Three Months Ended March 31,
	2014	2013
	(unaudited)
Net income (loss)	$352	$(79)
Unrealized loss on marketable securities, net of taxes of $0	(5)	(10)

Total comprehensive income (loss)	$347	$(89)

See accompanying notes to condensed consolidated financial statements.

XOOM CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(In thousands)

	Three Months Ended March 31,
	2014	2013
	(unaudited)
Cash flows from operating activities:
Net income (loss)	$352	$(79)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Stock-based compensation	1,924	778
Depreciation and other amortization expense	779	462
Amortization of acquired intangible	204	—
Amortization of premium on investments	384	160
Amortization of warrant issuance costs	5	28
Changes in operating assets and liabilities:
Disbursement prefunding	(4,835)	1,194
Customer funds receivable	(13,008)	(28,641)
Prepaid expenses and other current assets	(822)	1,720
Other assets	127	49
Customer liabilities	14,837	16,558
Accounts payable and accrued expenses	627	802
Other non-current liabilities	710	9

Net cash provided by (used in) operating activities	1,284	(6,960)

Cash flows from investing activities:
Purchase of property, equipment and software	(929)	(395)
Purchase of short-term investments	(35,565)	(33,873)
Proceeds from sales and maturities of short-term investments	33,087	7,291
Cash paid in business combination, net of cash received	(8,874)	—
Change in restricted cash	(3,152)	(1,012)

Net cash used in investing activities	(15,433)	(27,989)

Cash flows from financing activities:
Proceeds from exercise of common stock options	1,176	400
Excess tax benefit related to stock-based compensation	4	—
Net repayments under line of credit	—	(15,000)
Proceeds from initial public offering, net of costs	—	88,527

Net cash provided by financing activities	1,180	73,927

Net increase (decrease) in cash and cash equivalents	(12,969)	38,978
Cash and cash equivalents, beginning of period	110,979	45,077

Cash and cash equivalents, end of period	$98,010	$84,055

Supplemental disclosures of cash flow information:
Cash paid for taxes	$2	$2
Cash paid for interest	$228	$334
Non-current liability in connection with acquisition of BlueKite, LTD	$1,500	$—
Issuance of common stock equity in connection with acquisition of BlueKite, LTD	$4,470	$—
Purchases of property and equipment in accounts payable and accrued expenses	$367	$36
Deferred offering costs not yet paid	$—	$185

See accompanying notes to condensed consolidated financial statements.

Xoom Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(unaudited)

(1) Business and Basis of Presentation

(a) Business Overview

Xoom Corporation and its subsidiaries (together, “Xoom” or the “Company”) is a leader in the digital consumer-to-consumer international money transfer industry. Xoom provides its customers with fast and convenient ways to send money to friends and family in 31 countries using their bank account, credit card, or debit card.

Xoom was incorporated in California in June 2001 and reincorporated in Delaware in November 2012. The Company’s corporate headquarters is located in San Francisco, California.

(b) Basis of Presentation and Consolidation

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

These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes contained in the Company’s Annual Report on Form 10-K filed with the SEC on February 21, 2014 (the “Annual Report”). Certain items in the prior period’s consolidated financial statements have been reclassified to conform to the current period’s presentation. These reclassifications did not impact any prior amounts of reported total assets, total liabilities, stockholders’ equity or results of operations.

Business events in 2014 required the Company to make additions to the accounting policies for business combinations and stock-based compensation, as more fully set forth below. There have been no other changes in the significant accounting policies as disclosed in the audited consolidated financial statements for 2013 included in the Annual Report.

Business Combination

In January 2014, the Company acquired all of the outstanding equity of BlueKite, LTD, a British Virgin Island (“BVI”) business company, which is a Guatemala-based developer of solutions and applications for cross-border bill pay and cell phone top up services. Under the acquisition method of accounting, the Company allocated the purchase price to the identifiable assets and liabilities based on their estimated fair value at the date of the acquisition. The Company recorded the excess of the purchase price over the total net identifiable assets as goodwill. Acquired intangible assets are amortized over their estimated useful lives. Acquisition-related expenses are expensed as incurred.

Stock-based Compensation

The Company granted Restricted Stock Units (“RSUs”) in January 2014 to its employees. The stock-based compensation expense related to RSUs is recognized on a ratable basis over the requisite service period of the grant. The fair value of RSUs is determined using the fair value of the Company’s common stock on the date of grant.

(2) Short-term Investments

Marketable securities, classified as available-for-sale, are stated at fair value. There were no other-than-temporary losses during any of the periods presented.

As of March 31, 2014, the Company’s short-term investments were $106.8 million, consisting of certificates of deposit of $3.0 million and marketable securities measured at fair value as follows (in thousands):

	March 31, 2014
	Amortized	Unrealized	Unrealized	Fair
	cost	gains	loss	value
	(unaudited)
U.S. agency notes	$24,206	$3	$(2)	$24,207
Corporate bonds	43,126	8	(15)	43,119
Commercial paper	36,440	1	—	36,441

Total Marketable Securities	$103,772	$12	$(17)	$103,767

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

As of March 31, 2014 and December 31, 2013, there were no short-term investments with maturity dates greater than one year.

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

The Company’s cash equivalents and marketable securities that are measured at fair value on a recurring basis are classified as follows (in thousands):

	March 31, 2014			December 31, 2013
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
	(unaudited)
Cash and Cash Equivalents:
Money market funds	$43,198	$—	$—	$43,815	$—	$—
Corporate bonds	—	823	—	—	—	—
Commercial paper	—	845	—	—	2,143	—
Marketable Securities:
U.S. agency notes	—	24,207	—	—	23,297	—
Corporate bonds	—	43,119	—	—	42,768	—
Commercial paper	—	36,441	—	—	36,613	—

	$43,198	$105,435	$—	$43,815	$104,821	$—

Financial instruments, which are traded in active markets, using quoted market prices for identical instruments are assigned a Level 1 under the fair value hierarchy. The Company obtains the fair value of its Level 2 financial instruments from a professional pricing service, which may use quoted market prices for identical or comparable instruments, or inputs other than quoted prices that are observable either directly or indirectly. The professional pricing service gathers quoted market prices and observable inputs for the Company’s financial instruments from a variety of industry data providers. The valuation techniques used to measure the fair value of Level 2 financial instruments were derived from nonbinding market consensus prices that are corroborated by observable market data, quoted market prices for similar instruments, or pricing models such as discounted cash flow techniques. There were no material changes in the valuation techniques during any of the periods presented.

To validate the reasonableness of fair values obtained from a professional pricing service, the Company performs several controls including periodic meetings with the pricing service and the Company’s custodians, obtaining the internal control reports of the pricing service and investigating any significant realized or unrealized gains or losses on its short-term investments.

There were no transfers between Level 1 and Level 2 assets during any of the periods presented.

(4) Property, Equipment and Software, Net

The following is a summary of property, equipment and software at cost, less accumulated depreciation and amortization (in thousands):

	March 31,	December 31,
	2014	2013
	(unaudited)
Office furniture and equipment	$6,097	$5,580
Software	4,490	4,049
Leasehold improvements	612	405

Total	11,199	10,034
Less: accumulated depreciation	(5,945)	(5,179)

Property, equipment and software, net	$5,254	$4,855

(5) Business Combination

On January 10, 2014 (the “Closing Date”), the Company acquired all of the outstanding equity of BlueKite, LTD (the “Acquisition”), for a total purchase price of $14.9 million. The purchase price is comprised of $8.9 million in cash, $2.2 million in immediate common stock equity, $2.3 million in contingent common stock equity and $1.5 million as a holdback amount for 18 months following the Closing Date to satisfy any unresolved claims that may arise in the future.

The equity component of the transaction included $2.2 million of shares issued on the Closing Date and some additional shares issuable to the selling stockholders of BlueKite, LTD contingent upon certain conditions. These additional shares will be forfeited if certain employees do not remain employed with the Company through a certain period. To the extent these shares are issuable to such employees who are required to remain employed with the Company, the fair value of these shares ($0.2 million) will be recorded as compensation expense as the services are rendered. To the extent the shares are issuable to the selling stockholders who are not required to perform services, the fair value of the shares was recorded as purchase consideration in the amount of approximately $2.3 million based on the closing trading price of the Company’s stock on the Closing Date.

The following table summarizes the allocation of the total purchase price and the fair value of net tangible and intangible assets acquired as a result of the Acquisition (in thousands):

(unaudited)
Developed technology	$5,700
Net tangible assets acquired	154
Goodwill	9,032

Total purchase price	$14,886

The Company has included the effects of the Acquisition within the results of operations prospectively from the Closing Date. Pro forma financial information for this business combination has not been presented, as the effects are not material to the Company’s historical consolidated financial statements.

Goodwill, which is not deductible for tax purposes, represents the excess of the purchase price over the fair value of the net tangible and intangible assets acquired, and is primarily attributable to the knowledgeable and experienced workforce of the acquired business and expected synergies at the time of the Acquisition.

(6) Goodwill and Other Intangible Assets

The Company recorded $9.0 million of goodwill and $5.7 million of an identifiable intangible asset (developed technology) in connection with the Acquisition. Developed technology is being amortized on a straight-line basis over an estimated useful life of seven years. Amortization expense related to the amortizable intangible asset for the three months ended March 31, 2014 was $0.2 million and is included in technology and development expense in the accompanying condensed consolidated statements of operations. There was no amortization expense related to any amortizable intangible assets for the three months ended March 31, 2013. As of March 31, 2014, the estimated future amortization expense of the acquired intangible asset (developed technology) for each of the succeeding five years and thereafter is as follows (in thousands, unaudited):

Year ending December 31:
2014 (from April 1, 2014)	$610
2015	814
2016	814
2017	814
2018	814
Thereafter	1,630

Total amortization expense	$5,496

(7) Accounts Payable and Accrued Expenses

The following is a summary of accounts payable and accrued expenses (in thousands):

	March 31,	December 31,
	2014	2013
	(unaudited)
Accounts payable	$704	$711
Accrued processing and disbursement costs	2,147	2,120
Accrued marketing expense	1,947	1,940
Other accrued expenses	4,422	3,574

	$9,220	$8,345

Other accrued expenses in the table above include the reserve for transaction losses. The Company is exposed to transaction losses due to fraud, as well as nonperformance of third parties and customers. The Company establishes a reserve for such losses based on historical trends and any specific risks identified in processing customer transactions. Recoveries are reflected as a reduction in the reserve for transaction losses when the recovery occurs. The following table summarizes the Company’s reserve for transaction losses (in thousands, unaudited):

Balance as of December 31, 2013	$223
Additions to expense	2,722
Losses incurred	(2,637)

Balance as of March 31, 2014	$308

(8) Line of Credit

In September 2013, the Company entered into an Amended and Restated Credit Agreement (the “Restated Loan Agreement”) with Silicon Valley Bank (“SVB”) and other lenders. The Restated Loan Agreement added additional lenders, increased the available borrowing amount to $150.0 million through September 2016 and changed certain of the financial provisions. Under the Restated Loan Agreement, the Company pays a fee of 0.50% per annum for the daily unused portions of the line of credit. The interest rate at March 31, 2014 and December 31, 2013 was 4.25%. The Company paid a one-time commitment fee of $430,000 in 2013. The Company also paid SVB a one-time arrangement fee of 0.30% of the amount available under the line of credit and an annual administration fee of $45,000 in 2013. These expenses, except the annual administration fee which is expensed over twelve months, are being amortized over the period of the Restated Loan Agreement.

SVB issued a standby letter of credit for $15.0 million which satisfied an additional collateral requirement to maintain the Company’s India operations. In connection with the new lease arrangement entered into in December 2013, which is described in the “Contractual Obligations and Commitments” section of Item 2 of this report, SVB issued a $3.9 million letter of credit in January 2014 as a security deposit for the Company’s new office lease.

As of March 31, 2014, the Company had $131.1 million available under its $150.0 million line of credit, reflecting $18.9 million reserved under the two letters of credit.

(9) Income Taxes

The income tax provision for the three months ended March 31, 2014 and 2013 was $12,000 and $2,000, respectively. The Company provides for income taxes using an asset and liability approach, under which deferred income taxes are provided based upon enacted tax laws and rates applicable to periods in which the taxes become payable.

The Company is subject to income tax in U.S. federal, various U.S. state and foreign tax jurisdictions. Presently, there are no ongoing income tax examinations in the jurisdictions where the Company operates.

As of March 31, 2014, the Company remains on a full valuation allowance deferred tax asset position. The realization of the Company’s deferred tax assets depends primarily on its ability to generate sufficient U.S. taxable income in future periods. The amount of deferred tax assets considered realizable may increase or decrease in subsequent quarters as management reevaluates the underlying basis for the estimates of future domestic taxable income.

(10) Stock-based Compensation

Stock-based compensation expense included in the Company’s condensed consolidated statements of operations during the periods presented is as follows (in thousands):

	Three Months Ended March 31,
	2014	2013
	(unaudited)
Stock-based compensation expense:
Marketing	$233	$92
Technology and development	619	226
Customer service and operations	193	77
General and administrative	879	383

Total stock-based compensation	$1,924	$778

(a) Stock Options

The fair value for options granted was estimated at the date of the grant using a Black-Scholes option-pricing model. The weighted-average grant date fair value of options granted was $12.02 for the three months ended March 31, 2014. There were no options granted during the three months ended March 31, 2013. The following table presents the weighted-average assumptions for options granted during the three months ended March 31, 2014:

Three Months Ended March 31, 2014
(unaudited)
Expected term (in years)	6.3
Risk-free interest rate	2.06%
Dividend yield	None
Volatility rate	44%

Stock option activity and related information during the period indicated was as follows (unaudited):

		Weighted-		Exercisable
		Average		Weighted-
	Options	Exercise	Options	Average
	Outstanding	Price	Exercisable	Exercise Price
Outstanding as of December 31, 2013	6,045,912	$7.72	3,195,701	$3.64
Granted	1,180,000	26.52
Exercised	(324,477)	3.65
Forfeited and cancelled	(31,996)	14.38

Outstanding as of March 31, 2014	6,869,439	$11.11	3,340,416	$4.46

As of March 31, 2014, there were 6,786,921 options that had vested or are expected to vest with a weighted-average exercise price of $11.02 and a weighted-average remaining contractual life of 7.0 years. As of December 31, 2013, there were 5,988,706 options that had vested and were expected to vest with a weighted-average exercise price of $7.67 and a weighted-average remaining contractual life of 6.6 years.

The aggregate intrinsic value of options outstanding was $69.8 million and the aggregate intrinsic value of options exercisable was $65.3 million as of March 31, 2014.

The total intrinsic value of options exercised was approximately $7.8 million and $3.2 million for the three months ended March 31, 2014 and 2013, respectively.

As of March 31, 2014, there was $25.0 million of total unrecognized compensation expense related to option grants, which is expected to be recognized over a weighted-average period of 2.9 years.

(b) Restricted Stock Units

The Company began granting RSUs to its employees in January 2014. The fair value of the RSUs is determined using the fair value of the Company’s common stock on the date of grant. These RSUs typically vest and become exercisable annually over four years. Stock-based compensation expense is amortized on a straight-line basis over the requisite service period.

The following table shows a summary of RSU activity for the three months ended March 31, 2014 (unaudited):

	Outstanding RSUs
	Shares	Weighted- Average Grant Date Fair Value
Unvested as of January 1, 2014	—	$—
Granted	45,000	26.52
Vested	—	—
Forfeited and cancelled	(7,500)	26.52

Unvested as of March 31, 2014	37,500	$26.52

As of March 31, 2014, there was $0.9 million of total unrecognized compensation expense related to RSUs, which is expected to be recognized over a weighted-average period of 2.6 years.

(11) Earnings (Loss) Per Share

Basic earnings (loss) per share is computed by dividing the net income (loss) by the weighted-average number of shares of common stock outstanding during the period. Diluted earnings (loss) per share is computed using the weighted-average number shares of common stock outstanding during the period and, when dilutive, potential common shares outstanding during the period. Potential common shares consist of incremental shares issuable upon the assumed exercise of stock options, preferred stock, warrants, unvested RSUs and contingent consideration related to the Acquisition. Diluted earnings (loss) per share is the same as basic earnings (loss) per share for the three months ended March 31, 2013 because the effects of potentially dilutive items were anti-dilutive given the Company’s net loss in the period.

The following table presents the calculation of earnings (loss) per share (in thousands, except per share data):

	Three Months Ended March 31,
	2014	2013
	(unaudited)
Basic earnings (loss) per share:
Numerator:
Net income (loss)	$352	$(79)

Denominator:
Weighted-average common shares	37,799	19,041
Basic earnings (loss) per share	$0.01	$(0.00)

Diluted earnings (loss) per share:
Numerator:
Net income (loss)	$352	$(79)

Denominator:
Weighted-average common shares	37,799	19,041
Weighted-average dilutive stock options and RSUs	3,832	—
Contingent stock due to acquisition	79	—

Weighted-average common shares and equivalents	41,710	19,041

Diluted earnings (loss) per share	$0.01	$(0.00)

The following securities have been excluded from the calculation of diluted net earnings (loss) per share of common stock for the periods presented because their effect would have been anti-dilutive (in thousands):

	Three Months Ended March 31,
	2014	2013
	(unaudited)
Stock options outstanding	1,875	6,484
Unvested RSUs	38	—

Total common stock equivalents	1,913	6,484

(12) Commitments and Contingencies

(a) Operating Leases

The Company conducts operations from leased facilities under operating lease agreements that expire at various dates through 2024. The terms of the lease agreements provide for rental payments on a graduated basis. The Company recognizes rent expense on a straight-line basis over the lease period.

(b) Litigation

The Company may be involved from time to time in various legal proceedings in the normal course of business, but is currently not a party to any material pending legal proceedings.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis is intended to provide greater details of our results of operations and financial condition and should be read in conjunction with our condensed consolidated financial statements and the notes thereto included elsewhere in this document. Certain statements in this Quarterly Report constitute forward-looking statements and as such, involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. Such forward-looking statements include any expectation of earnings, revenues or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements related to our ability to forecast demand for our services; statements related to competition; factors that may affect our operating results and business; statements related to security of our product offerings and customer information; statements related to enhancements of existing services and our growth; our anticipated cash needs and our estimates regarding our operating and capital requirements and our needs for additional financing; our disclosure controls and procedures; statements related to intellectual property; statements related to legal proceedings; statements related to recruiting and retaining employees; statements related to future capital expenditures; statements related to future economic conditions or performance; statements as to industry trends; statements related to our and our disbursement partners’ ability to comply with current and future regulations; statements related to our stock; and other matters that do not relate strictly to historical facts or statements of assumptions underlying any of the foregoing. These statements are often identified by the use of words such as “anticipate”, “believe”, “continue”, “could”, “estimate”, “expect”, “intend”, “may”, “plan” or “will” and similar expressions or variations. Such forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to those discussed in the section titled “Risk Factors” included in Item 1A of Part II of this Quarterly Report on Form 10-Q, and the risks discussed in our Annual Report and other filings with the SEC. We urge you to consider these factors carefully in evaluating the forward-looking statements contained in this Quarterly Report on Form 10-Q. These statements are based on the beliefs and assumptions of our management based on information currently available to management. The forward-looking statements included in this Quarterly Report are made only as of the date of this Quarterly Report. All subsequent written or oral forward-looking statements attributable to our company or persons acting on our behalf are expressly qualified in their entirety by these cautionary statements. We do not undertake, and specifically disclaim, any obligation to update any forward-looking statements to reflect the occurrence of events or circumstances after the date of such statements except as required by law.

Overview

We are a leader in the digital consumer-to-consumer international money transfer industry. Our customers use Xoom to send money to family and friends in 31 countries. Since January 1, 2009, our customers have used Xoom to send $13.5 billion, including $1.6 billion for the three months ended March 31, 2014. We believe we are creating significant value for our customers by providing a convenient, fast and cost-effective solution for international money transfers.

Our solutions are built on our proprietary technology which, combined with our risk management capabilities and global disbursement partner network, constitute our operating platform. Our technology enables easy-to-use online and mobile sender interfaces, effective risk management and seamless integration with our disbursement partners’ systems.

We believe our business model is characterized by predictable and recurring revenue from our large and growing base of new and repeat customers. Revenue from our repeat customers continued to be over 90% of our total revenue for the three months ended March 31, 2014. In the three months ended March 31, 2014, we experienced significant growth as compared to the same period in 2013 as our customer base expanded. Revenue increased from $24.3 million for the three months ended March 31, 2013 to $35.9 million for the three months ended March 31, 2014.

We launched our mobile strategy in November 2011 and continue to make product enhancements. We announced the release of the “Xoom App,” our new mobile application, in English in June 2013 and in Spanish in July 2013. The Xoom App is simple to use and includes the ability for customers to send money to their family and friends in seconds with “one tap and one swipe” and track the status of their transactions. In January 2014, we launched sign-up functionality which allows new users to sign-up for a Xoom account on the Xoom App.

During the three months ended March 31, 2014, 45% of the total number of transactions was sent via mobile devices as compared to 28% in the same period in the prior year. During the three months ended March 31, 2014, approximately $471.4 million of our gross sending volume was sent from mobile devices which represented growth of approximately 151% compared to the same period in the prior year.

During the three months ended March 31, 2014, we launched the following new initiatives to enhance our customer experience and expand our reach in new and existing markets:

•	Acquisition of BlueKite, LTD, a BVI business company, which is a Guatemala-based developer of solutions and applications for cross-border bill pay and cell phone top up services. We launched a development center in Guatemala City to augment our San Francisco product and development teams.

•	Expansion into Vietnam, a market that is predominantly underserved in online money transfer services, to enable our customers to send bank deposits in a secure, fast and cost-effective way.

•	Instant deposit to all Metrobank and Philippine National Bank accounts in the Philippines, which, in addition to Xoom’s instant bank deposit service to Banco de Oro, or BDO, provides Xoom customers the ability to instantly send money directly into their recipients’ accounts at three of the top five banks in the Philippines.

•	Instant deposit to HDFC Bank Limited, an Indian bank, which allows Xoom customers to instantly deposit money into their recipients’ HDFC Bank accounts in India, 24 hours a day, seven days a week, 365 days a year, including bank holidays.

•	Partnership with Banco Popular Dominicano, a Dominican Republic bank, which enables Xoom customers to deposit to the bank’s checking and savings accounts, usually in less than 15 minutes. The partnership also enables Dominicans to withdraw funds from their Banco Popular Dominicano accounts anytime at more than 700 ATMs across the Dominican Republic, and expands Xoom’s cash pickup network on the island to 576 locations.

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

	Three Months Ended March 31,
	2014	2013
Gross Sending Volume (in thousands)	$1,576,691	$1,055,847
Transactions	2,896,639	2,039,000
Active Customers	1,130,367	841,819
New Customers	117,095	109,631
Cost Per Acquisition of a New Customer	$56	$40
Adjusted EBITDA (in thousands)	$3,523	$1,574

Gross Sending Volume. We define gross sending volume, or GSV, as the total principal amount of funds sent by our customers in a given period, which does not include our fees. A percentage of GSV does not ultimately get paid out to recipients due to customer cancellations, our risk management decisions and customer error. In the periods presented, this percentage has ranged from 2.60% to 3.16%. Our GSV increased by 49% for the three months ended March 31, 2014, compared to the same period in the prior year. Some of our customers transact more depending on the value of the local currency relative to the U.S. dollar.

Transactions. This represents the total number of transactions sent by our customers in a given period. A small percentage of transactions do not ultimately get paid out to recipients due to customer cancellations, our risk management decisions and customer error. Our transactions increased by 42% for the three months ended March 31, 2014 compared to the same period in the prior year. The increase in GSV during the three months ended March 31, 2014 was higher than the increase in the number of transactions sent during the same period due to changes in the mix of countries we serve toward those countries with a higher average transaction amount.

Active Customers. We define active customers as the number of customers who have sent at least one transaction during a trailing twelve month period. A new customer with one transaction during a trailing twelve month period would also be included as an active customer in the same period. Our active customers increased by 34% for the three months ended March 31, 2014 compared to the same period in the prior year.

New Customers. We define new customers as those customers who have sent their first transaction in a given period. Our new customer growth increased by 7% for the three months ended March 31, 2014 compared to the same period in the prior year.

Cost Per Acquisition of a New Customer. We calculate cost per acquisition of a new customer, or CPA, in a reporting period as direct marketing cost, divided by new customers added in a given period. Direct marketing cost can include spend to, among other things, attract new customers, retain active customers, increase the number of transactions sent by active customers and re-activate inactive customers. For example, during the three months ended March 31, 2014, our direct marketing cost included our spend to market the Xoom App, which primarily benefits active customers, thereby driving retention and increased activity among such customers. A portion of the direct marketing cost is reflected in our cost of revenue. Our direct marketing cost does not include certain indirect marketing costs that are included in our marketing expense line item in our consolidated statements of operations. Examples of our indirect marketing costs are personnel-related costs, including stock-based compensation and creative production costs.

Adjusted EBITDA. Adjusted EBITDA is a non-GAAP financial measure that we calculate as net income (loss) adjusted for provision for income taxes, interest expense, interest income, amortization of acquired intangible, depreciation and other amortization and stock-based compensation. We believe that adjusted EBITDA provides useful information to investors in understanding and evaluating our business in the same manner as our management and board of directors. Non-GAAP financial measures should be considered supplemental in nature and is not meant as a substitute for the related financial information prepared in accordance with GAAP. The following table presents a reconciliation of adjusted EBITDA for each of the periods presented (unaudited):

	Three Months Ended March 31,
	2014	2013
	(in thousands)
Reconciliation of Adjusted EBITDA:
Net income (loss)	$352	$(79)
Provision for income taxes	12	2
Interest expense	328	447
Interest income	(76)	(36)
Amortization of acquired intangible	204	—
Depreciation and other amortization expense	779	462
Stock-based compensation	1,924	778

Adjusted EBITDA	$3,523	$1,574

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

Cost of Revenue. Our cost of revenue includes fees to our disbursement partners for paying funds to the recipient, fees to our payment processors for funding our transactions, a provision for transaction losses and the promotional expenses to acquire new customers that are referees described below under “—Marketing Expense”. We expect our cost of revenue to increase on an absolute basis for the foreseeable future as we continue to grow our business.

Marketing Expense. Our marketing expense is comprised of business development, offline, online and promotional advertising costs to acquire new customers and improve customer retention, employee compensation and related costs to support the marketing process and allocated facilities and other supporting overhead costs. We have increased spending on advertising to market the Xoom App for the three months ended March 31, 2014. We have a Refer-A-Friend incentive program where the referrer receives either a cash-type or non-cash award and the referee receives a non-cash award. Cash-type awards are considered to be cash-type because the referrer could use them as cash. The amount related to the referee is classified as cost of revenue for non-cash awards. Awards provided to the referrer are recorded in marketing expense as these payments are a reward for bringing a new customer to Xoom. We anticipate our marketing expense will vary from period to period due to the timing of when such programs occur.

Technology and Development Expense. Our technology and development expense consists of employee compensation and related costs for our engineers and developers based in the United States and Guatemala, professional services and consulting, costs related to the development of new technologies, costs associated with the enhancements of existing technologies, amortization of capitalized internally-developed software and the intangible asset (developed technology) acquired in the Acquisition, and allocated facilities and other supporting overhead costs. Internally-developed software costs are a combination of internal compensation costs of engineering time and costs of outside consultants and primarily relate to the development of specific enhancements such as the development of our mobile application. We intend to continue to invest in technology and development efforts to further improve our customer experience and to continue expanding our operating platform. As a result, we expect technology and development expense to increase on an absolute basis for the foreseeable future.

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

General and Administrative Expense. Our general and administrative expense consists of employee compensation and related costs for our executives, finance, legal, compliance policy, human resources and other administrative employees, outside consulting, legal and accounting services and facilities and other supporting overhead costs not allocated to other departments. We expect to incur additional expenses to support our continuing growth.

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

Provision for Income Taxes. Provision for income taxes consists of state income taxes in the United States and foreign taxes. We have not been required to pay U.S. federal income taxes to date because of our current and accumulated net operating losses which totaled $70.4 million as of December 31, 2013. Since inception, we have only been required to pay minimal state income taxes. For the three months ended March 31, 2014, tax expense was $12,000 which consisted of $7,000 of U.S. state income taxes and $5,000 of foreign income taxes.

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

Apart from the addition to the stock-based compensation accounting policy disclosed in the notes to condensed consolidated financial statements, there have been no material changes to our critical accounting policies and estimates as compared to the critical accounting policies and estimates described in our Annual Report.

Results of Operations

The following tables set forth our results of operations in dollars and as a percentage of revenue for the periods presented. The period-to-period comparison of financial results is not necessarily indicative of future results.

	Three Months Ended March 31,
	2014	2013
	(in thousands)
	(unaudited)
Consolidated Statements of Operations Data:
Revenue	$35,938	$24,315
Cost of revenue	9,578	7,519

Gross profit	26,360	16,796

Marketing	8,782	5,692
Technology and development	7,850	4,834
Customer service and operations	3,974	3,017
General and administrative	5,158	2,923

Total operating expense	25,764	16,466

Income from operations	596	330
Other income (expense):
Interest expense	(328)	(447)
Interest income	76	36
Other income	20	4

Income (loss) before provision for income taxes	364	(77)
Provision for income taxes	12	2

Net income (loss)	$352	$(79)

Revenue

	Three Months Ended March 31,
	2014	2013	% Change
	(in thousands)
	(unaudited)
Revenue	$35,938	$24,315	48%

In the three months ended March 31, 2014, revenue increased $11.6 million, or 48%, compared to the three months ended March 31, 2013. The increase was primarily due to a 34% increase in active customers, which included 117,095 new customers added during the three months ended March 31, 2014. Revenue grew at a faster rate than the increase in our active customers because quarterly revenue per average active customer grew from $30 to $33, or 10%, for the three months ended March 31, 2014, compared to the same period in the prior year. The increase was due to a higher average number of transactions per active customer and changes in the mix of countries we serve towards those countries with a higher average transaction amount.

Cost of Revenue

	Three Months Ended March 31,
	2014	2013	% Change
	(dollars in thousands)
	(unaudited)
Cost of revenue	$9,578	$7,519	27%
Percentage of revenue	27%	31%

In the three months ended March 31, 2014, cost of revenue increased $2.1 million, or 27%, compared to the three months ended March 31, 2013. The increase in cost of revenue was driven by a $1.8 million increase to $6.6 million in processing and disbursement costs to support the 42% increase in transactions and a $0.3 million increase in transaction losses due to the increase in our GSV. The decrease in cost of revenue as a percentage of revenue and corresponding increase in gross profit for the three months ended March 31, 2014 was a result of lower transaction losses and a reduction in disbursement costs per transaction due to changes in the mix of countries we serve towards those countries with lower disbursement costs per transaction.

Marketing Expense

	Three Months Ended March 31,
	2014	2013	% Change
	(dollars in thousands)
	(unaudited)
Marketing	$8,782	$5,692	54%
Percentage of revenue	24%	23%

In the three months ended March 31, 2014, marketing expense increased $3.1 million, or 54%, compared to the three months ended March 31, 2013. The increase of $2.5 million was primarily due to an expansion of our marketing programs to drive increased customer acquisition and re-activations of customers who have not transacted with us in the trailing twelve month period, including increased offline and online promotions, increased advertising spend to market the Xoom App and other incentives. In addition, there was an increase of $0.5 million in personnel-related costs (including stock-based compensation). As a percentage of revenue, marketing expense fluctuates from period to period due to the timing of marketing programs to acquire new customers.

Technology and Development Expense

	Three Months Ended March 31,
	2014	2013	% Change
	(dollars in thousands)
	(unaudited)
Technology and development	$7,850	$4,834	62%
Percentage of revenue	22%	20%

In the three months ended March 31, 2014, technology and development expense increased $3.0 million, or 62%, compared to the three months ended March 31, 2013. The increase was primarily the result of an increase in personnel-related costs of $1.6 million to $5.4 million (including stock-based compensation) due to an increase in the U.S. headcount to expand and improve our service, and an increase in personnel-related costs of $0.2 million related to our new development center in Guatemala as a result of the Acquisition. In addition, there was an increase in amortization of acquired intangible of $0.2 million, an increase in depreciation and other amortization expense of $0.3 million and an increase in facilities, information technology and other infrastructure costs of $0.7 million.

Customer Service and Operations Expense

	Three Months Ended March 31,
	2014	2013	% Change
	(dollars in thousands)
	(unaudited)
Customer service and operations	$3,974	$3,017	32%
Percentage of revenue	11%	12%

In the three months ended March 31, 2014, customer service and operations expense increased $1.0 million, or 32%, compared to the three months ended March 31, 2013. The increase was primarily due to an increase in the volume of transactions we processed, resulting in an increase in costs of $0.2 million to $2.2 million associated with our outsourced customer call centers (including communication and software costs), $0.4 million in personnel-related costs (including stock-based compensation) and $0.1 million in customer verification costs. The remaining $0.3 million increase was primarily due to an increase in facilities, allocated insurance, information technology and other infrastructure costs.

General and Administrative Expense

	Three Months Ended March 31,
	2014	2013	% Change
	(dollars in thousands)
	(unaudited)
General and administrative	$5,158	$2,923	76%
Percentage of revenue	14%	12%

In the three months ended March 31, 2014, general and administrative expense increased $2.2 million, or 76%, compared to the three months ended March 31, 2013. The increase was primarily the result of an increase in personnel-related costs of $1.4 million to $3.1 million (including stock-based compensation) due to an increase in headcount to support our overall growth, an increase in consulting, professional services and public company cost of $0.2 million, and an increase in franchise taxes of $0.2 million. The remaining $0.4 million increase was due to an increase in processing errors and costs associated with facilities, allocated insurance, information technology and other infrastructure costs.

Interest Expense

Interest expense decreased $0.1 million in the three months ended March 31, 2014, compared to the same period in the prior year as a result of decrease in average outstanding debt balances on our line of credit compared to the same period in the prior year.

Other Income

Other income increased $16,000 in the three months ended March 31, 2014, as a result of currency fluctuations over the period between the initiation of and the settlement of transactions (usually a period of no longer than 24 hours).

Liquidity and Capital Resources

Since inception, we have financed our operations and capital expenditures primarily through the sale of preferred and common stock and borrowings and, to a lesser extent, exercise of stock options to purchase common stock. Our principal uses of cash are funding our operations and capital expenditures.

As of March 31, 2014, we had cash, cash equivalents, disbursement prefunding and short-term investments of $243.5 million, which consisted of cash, money market funds, U.S. government securities, commercial paper, certificates of deposit, corporate bonds and prefunded balances with some of our disbursement partners. All of our cash equivalents and short-term investments are held at U.S. financial institutions.

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

Our Indebtedness

In October 2009, we entered into a line of credit agreement, or the Loan Agreement, with Silicon Valley Bank, or SVB, which was amended in September 2012 to add a second lender and increase the available borrowing amount. In September 2013, we amended and restated our line of credit by entering into an Amended and Restated Credit Agreement, or the Restated Loan Agreement. The Restated Loan Agreement added additional lenders and increased the available borrowing amount to $150.0 million through September 2016. Under the Restated Loan Agreement, the interest rate is the greater of prime plus 1%, the federal funds effective rate plus 1.50%, or 4.25%, and we pay a fee of 0.50% per annum for the daily unused portion of the line of credit.

We have $15.0 million reserved under a standby letter of credit which satisfies the additional collateral requirement to maintain our India operations and a $3.9 million letter of credit issued as a security deposit for our new office lease in January 2014.

At March 31, 2014, we had $131.1 million available under our $150.0 million line of credit, reflecting $18.9 million reserved under the two letters of credit. We were in compliance with all of our debt covenants as of March 31, 2014.

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

The following table summarizes our cash flows for the periods presented (in thousands):

	Three Months Ended March 31,
	2014	2013
	(unaudited)
Net cash provided by (used in) operating activities	$1,284	$(6,960)
Net cash used in investing activities	(15,433)	(27,989)
Net cash provided by financing activities	1,180	73,927

Operating Activities

Our use of cash for the three months ended March 31, 2014 was attributable to changes in our operating assets and liabilities of $2.4 million, partially offset by $0.4 million of our net income and $3.3 million in adjustments for non-cash items. Adjustments for non-cash items primarily consisted of stock-based compensation, depreciation and amortization (including acquired intangible) expense and accretion of premiums on short-term investments. The use of cash resulting from changes in our working capital primarily consisted of an increase in disbursement prefunding of $4.8 million relating to the timing of funding our partners, an increase in customer funds receivable of $13.0 million relating to the timing of transactions in process, partially offset by an increase in customer liabilities of $14.8 million related to money that had not yet been disbursed. The significant increase in customer funds receivable and customer liabilities was due to the quarter ending on a bank holiday in India.

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

Investing Activities

Our primary investing activities have consisted of purchases, sales and maturities of short-term investments, purchases of property, equipment and software and changes in our restricted cash. In 2014, our investing activities included the acquisition of BlueKite, LTD which resulted in a cash outflow of approximately $8.9 million. Purchases of property, equipment and software may vary from period to period due to the timing of the expansion of our operations and website and internal-use software development. We expect to continue to invest in property, equipment and development of software during 2014 and thereafter.

We used $2.5 million and $26.6 million in three months ended March 31, 2014 and 2013, respectively, in net purchases of short-term investments.

We used $0.9 million and $0.4 million for purchases of property, equipment and development of software in the three months ended March 31, 2014 and 2013, respectively.

In addition, we had an increase in our restricted cash of $3.2 million during the three months ended March 31, 2014, due to higher collateral requirements of our existing payment processors as a result of an increase in our processing limits. We had an increase in our restricted cash of $1.0 million during the three months ended March 31, 2013, due to higher collateral requirements under the license held by our subsidiary, buyindiaonline.com Inc., to disburse funds in India as a result of increased sending volume to India.

Financing Activities

Our financing activities have primarily consisted of net proceeds from the issuance of preferred and common stock, exercise of preferred stock warrants and common stock options and repayments and borrowings under our line of credit.

Cash provided by financing activities was $1.2 million in the three months ended March 31, 2014 primarily due to the proceeds from exercise of options to purchase common stock.

Cash provided by financing activities was $73.9 million in the three months ended March 31, 2013, primarily due to the $88.5 million net proceeds from our initial public offering of common stock, partially offset by net repayments of $15.0 million under our line of credit.

Off-Balance Sheet Arrangements

As described in “—Our Indebtedness” above, SVB issued a standby letter of credit for $15.0 million which satisfies the additional collateral requirement to maintain our India operations. In connection with the new lease arrangement entered into in December 2013, SVB issued a $3.9 million letter of credit in January 2014 as a security deposit for our new office lease. As of March 31, 2014 and December 31, 2013, we had $18.9 million and $15.0 million reserved under our letters of credit, respectively.

Contractual Obligations and Commitments

The following table describes our contractual obligations as of March 31, 2014 (in thousands):

	Payments Due by Period
		Less Than	1-3	4-5
	Total	1 Year	Years	Years	Thereafter
	(unaudited)
Operating lease obligations	$48,846	$3,350	$10,641	$9,004	$25,851

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

For a description of our line of credit, see “—Our Indebtedness”.

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

Any borrowings under our line of credit with SVB are at a variable rate and, as a result, increases in market interest rates would generally result in increased interest expense on our outstanding borrowings. We believe a hypothetical 10% increase in interest rates as of March 31, 2014 would have an immaterial impact on our investment portfolio, results of operations and cash flows.

Foreign Exchange Risk

We are exposed to foreign exchange risk as we offer our services in 31 countries and disburse our transactions in multiple foreign currencies. However, we believe that this risk is somewhat limited due to the fact that these transactions are usually disbursed in less than three business days. As of March 31, 2014 and December 31, 2013, we had not entered into any foreign exchange hedging contracts.

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

If the market for digital money transfer does not develop as we expect, or if we fail to address the needs of this market, our business will be harmed. We may not be able to successfully address these risks and challenges, including those described elsewhere in these risk factors. In the event that demand for our services weakens, including due to declines in customer transactions or the amount of money sent by customers per transaction, our business and results of operations may be harmed. Failure to adequately address these risks and challenges could harm our business and results of operations.

If we fail to attract new customers or retain our existing customers, our business and revenue will be harmed.

We must continually attract new customers and retain existing customers in order to grow our business. Our ability to do so depends in large part on the success of our marketing efforts, our ability to enhance our services and our overall customer experience, to keep pace with changes in technology and our competitors and to expand our marketing partnerships and disbursement network. If we are unable to continue to adapt our services in ways that improve customer experience, meet our customers’ expectations and attract new customers, our revenue and business may be negatively impacted.

We believe that continuing to strengthen the XOOM brand is critical to achieving and maintaining widespread acceptance of our services, and will require a continued focus on active marketing efforts. We will continue to spend substantial amounts of money on, and devote substantial resources to, advertising, marketing and other efforts to create and maintain brand loyalty among users. Brand promotion activities may not yield increased revenues immediately or at all, and even if they do, any increased revenues may not offset the expenses incurred in building our brand. If we fail to promote and maintain our brand, or if we incur substantial expenses in an unsuccessful attempt to promote and maintain our brand, our business would be harmed.

We spent $25.9 million on marketing and $22.5 million on technology and development in 2013, and we expect to continue to spend significant amounts to acquire new customers and to keep existing customers loyal to our service. We cannot assure you that the revenue from customers we acquire will ultimately exceed the marketing and technology and development costs associated with acquiring these customers. We may not be able to acquire new customers in sufficient numbers to continue to grow our business due to macroeconomic factors including exchange rate fluctuations, increased competition, new regulations or other factors, or we may be required to incur significantly higher marketing expenses in order to acquire new customers. If the level of usage by our existing customers declines or does not continue as expected, we may suffer a decline in customer growth or revenue. In addition, our marketing efforts may fail to attract or retain customers. As we continue to work with endorsers to promote our business, negative publicity about our endorsers or a failure to enter into cost-effective endorsement arrangements could harm our reputation. A decrease in the level of usage or customer growth would harm our business and revenue.

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

We spent $25.9 million on marketing to acquire new customers in 2013 and expect to continue to spend significant amounts to acquire additional customers, primarily through offline and online advertising and marketing promotions. Our decisions regarding investments in customer acquisition are based upon our analysis of the revenue we have historically generated per customer over the expected lifetime value of the customer. Our analysis of the revenue that we expect a new customer to generate over his or her lifetime depends upon several estimates and assumptions, including whether a customer will send a second transaction, whether a customer will send multiple transactions in a month, the amount of money that a customer sends in a transaction and the predictability of a customer’s sending pattern. Our experience in markets in which we presently have low penetration rates may differ from our more established markets.

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

As of March 31, 2014, we had $131.1 million available borrowing capacity under our line of credit, $15.0 million reserved under a standby letter of credit and a $3.9 million letter of credit issued as a security deposit in connection with the Company’s new office lease, and we may incur additional indebtedness in the future.

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

Money transfers are regulated by state, federal and foreign governments. We, along with our payment processors and disbursement partners, are subject to an extensive set of legal and regulatory requirements, including licensing requirements in many U.S. states and in India. If federal, state or foreign regulators were to take actions that interfered with our ability to transfer money reliably, attempt to seize money transfer funds, or limit or prohibit us, our payment processors or our disbursement partners from transferring money in certain countries, whether by imposing sanctions or otherwise, this could harm our business. For example, we have in the past ceased to do business in South Korea as a result of regulatory scrutiny of our disbursement partner’s business in South Korea. If we are prevented from transferring money from or to particular states or jurisdictions that are significant to our business, it could harm our business and results of operations. For more information, see “—Regulatory Risks Faced by Our Business”.

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

The markets in which we compete are highly competitive and are highly fragmented. Our largest competitors are The Western Union Company and MoneyGram Payment Systems, Inc. We also compete against smaller, country-specific competitors, banks and informal person-to-person money transfer service providers that evade regulation. In the future, new competitors, alliances, or consolidation among established companies may emerge, or competitors may leave the market, resulting in a changed competitive environment. Some of our competitors have longer operating histories, significantly greater financial, technical, marketing, customer service and other resources, greater name recognition, exclusive agreements or a larger base of customers in affiliated businesses than us. Our competitors may respond to new or emerging technologies, legal or regulatory changes and changes in customer requirements faster and more effectively than we do, and they could be perceived to effectively improve their products and services relative to ours. If we fail to successfully develop and timely introduce new or enhanced products and services or if we make substantial investments in an unsuccessful new product, service or infrastructure change, our business, prospects, financial condition and results of operations could be harmed. Our competitors may devote greater resources to the development, promotion and sale of money transfer services, offer lower prices or better exchange rates and may negotiate exclusive deals which would reduce our opportunities. For example, our competitors have offered coupons for free money transfers and, in India, have established no fee services. Competing services tied to established banks and other financial institutions may offer greater liquidity or superior foreign exchange rates and engender greater consumer confidence in the safety and efficacy of their services than us. We expect competition to continue to intensify. This competition could result in increased pricing pressure, reduced profit margins, increased sales and marketing expenses, a failure to increase our market share, or a loss of our market share, any of which could harm our business, results of operations and financial condition. There can be no assurance that growth in the digital money transfer market will continue and that competitors would not decrease our market share. If we are unable to compete effectively and continue to grow our business, our business, financial condition and results of operations could be harmed.

We may not realize the anticipated benefits of pricing adjustments, which could harm our business.

We have made, and may continue to make, periodic fee or foreign exchange pricing adjustments in response to competition, in order to better meet our customers’ needs, maximize market opportunity or strengthen our overall competitive position. The anticipated benefits of such pricing adjustments may not be realized within a certain time period or at all. If we fail to realize the anticipated benefits of pricing adjustments, our business, financial condition and results of operations could be harmed.

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

If general market conditions in the United States were to deteriorate, our business could be harmed. Recent concerns regarding U.S. debt and budget matters have caused increased uncertainty in financial markets. While the global financial and capital markets have since stabilized, future uncertainty with regard to U.S. financial stability could result in credit and financial market disruptions, adversely affect our ability to access capital markets on favorable terms and harm our business and our financial results and condition. Additionally, macroeconomic or market concerns may diminish the demand for our products and services compared to historical growth rates, including due to low consumer confidence, high unemployment, or reduced global trade. Additionally, if the volume of our digital money transfers declines or international migration patterns shift due to deteriorating economic conditions, we may be unable to timely and effectively reduce our operating costs or take other actions in response, which could harm our results of operations.

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

We rely on a combination of patent and trademark laws, trade secret protection and confidentiality and license agreements to protect the intellectual property rights related to our services, all of which offer only limited protection. We have been granted one patent for a feature of our electronic payment processing system, and have four patent applications currently on file. The process of obtaining patent protection is expensive and time consuming, and we may not be able to prosecute all necessary or desirable patent applications at a reasonable cost or in a timely manner. We may choose not to seek patent protection for certain innovations and may choose not to pursue patent protection in certain jurisdictions. Furthermore, it is possible that our patent applications may not issue as granted patents, that the scope of our issued patents will be insufficient or not have the coverage originally sought, that our issued patents will not provide us with any competitive advantages, and that our patents and other intellectual property rights may be challenged by others or invalidated through administrative process or litigation. In addition, issuance of a patent does not guarantee that we have an absolute right to practice the patented invention. As a result, we may not be able to obtain adequate patent protection or to enforce our issued patents effectively. We may be subject to claims by third parties alleging that we infringe their intellectual property rights or have misappropriated other proprietary rights.

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

We provide money transfer services to 31 countries and territories and may expand into additional sending and receiving countries. Our ability to grow in international markets could be harmed by a number of factors, including:

•	changes in political and economic conditions and potential instability in certain regions;

•	restrictions on money transfers to or from certain countries;

•	currency control and repatriation issues;

•	changes in regulatory requirements or in foreign policy, including the adoption of domestic or foreign laws, regulations and interpretations detrimental to our business;

•	possible increased costs and additional regulatory burdens imposed on our business;

•	the implementation of U.S. sanctions, which could result in, among other things, prohibitions against doing business in certain countries or with certain financial institutions abroad, bank closures in certain countries and the freezing of our assets;

•	burdens of complying with a wide variety of laws and regulations;

•	fraud, theft or lack of compliance by disbursement partners in foreign legal jurisdictions where legal enforcement may be difficult or costly;

•	reduced protection of our intellectual property rights;

•	unfavorable tax rules, additional taxes to which we are or may become subject or trade barriers;

•	inability to secure, train or monitor disbursement partners; and

•	failure to successfully manage our exposure to foreign exchange rates, in particular with respect to the Indian Rupee.

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

We have in the past, and may again in the future, seek to grow our business by acquiring complementary businesses, products, services and technologies. For example, in January 2014, we acquired all of the outstanding equity of BlueKite, LTD, a Guatemala-based developer of solutions and applications for cross-border bill pay and cell phone top up services. In addition, we may evaluate and consider a wide array of potential strategic transactions as part of our overall business strategy, including business combinations, strategic investments and joint ventures. Any of these transactions involve significant challenges and risks, and may harm our business, results of operations and financial condition. Acquisitions in particular could require significant capital infusions and could involve many risks, including potential negative impact on our results of operations due to debt or liabilities incurred in connection with an acquisition, difficulties assimilating and integrating the acquired business, disruption of our ongoing business by diverting resources and distracting management, not realizing the expected benefits of the acquisition, and potential dilution of stockholders’ ownership in the event we issue equity securities to complete an acquisition. Integration of our recently-acquired business may be complex and costly, including risks and costs associated with complying with additional regulatory requirements and combining operations and employees. In addition, we may begin operations in countries in which the application of laws and regulations in the online or mobile context is subject to greater uncertainty and where there may be a higher incidence of corruption and fraudulent or unethical business practices than countries in which we are historically accustomed to operating. We may also enter new markets where we have no or limited direct prior experience or where competitors may have stronger market positions. It may take us longer than expected to fully realize the anticipated benefits of our acquisition of BlueKite, LTD, or future acquisitions or strategic transactions, and it is possible that those benefits will be smaller than anticipated, may not be realized at all or that the financial markets or investors will view the transactions negatively. We cannot assure you that we will be able to identify or consummate any future acquisition or strategic transaction on favorable terms, or at all.

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

A number of states have enacted legislation regulating money transmitters. To date, we have obtained licenses to operate as a money transmitter in 46 U.S. states, the District of Columbia and Puerto Rico and have applied, or plan to apply, for money transmitter licenses in additional states. Our subsidiary, buyindiaonline.com Inc., holds a money transmitter license in India under MTSS and a license in one U.S. state. Buyindiaonline.com Inc. is a regulated entity in India, and we must renew our MTSS license to operate every two years, with our next renewal scheduled for January 2015. We are currently not processing any transactions under our MTSS license; however, if regulators were to revoke or decline to renew our subsidiary’s MTSS license to operate in India, and we were unable to process transactions pursuant to RDA, then we may be required to stop doing business in India, which would harm our business and results of operations. We and buyindiaonline.com Inc. are also registered as money services businesses with FinCEN. As a licensed money transmitter, we are subject to bonding requirements, liquidity requirements, restrictions on our investment of customer funds, reporting requirements and inspection by state and foreign regulatory agencies. If our pending applications were denied or if additional states or jurisdictions require us to apply for a license, we could be forced to change our business practice or required to bear substantial cost to comply with the requirements of the additional states or jurisdictions. If we were found to be subject to and in violation of any banking or money services laws or regulations, we could be subject to liability or additional restrictions, such as increased liquidity requirements. In addition, our licenses could be revoked or we could be forced to cease doing business or change our practices in certain states or jurisdictions, or be required to obtain additional licenses or regulatory approvals that could impose a substantial cost on us. Regulators could also impose other regulatory orders and sanctions on us. Any change to our business practices that makes our service less attractive to customers or prohibits use of our services by residents of a particular jurisdiction could decrease our transaction volume and harm our business.

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

We may also be subject to examination by the CFPB, which has broad authority to enforce consumer financial laws. In July 2011, many consumer financial protection functions formerly assigned to the federal banking agency and other agencies were transferred to the CFPB. The CFPB has a large budget and staff and has broad authority with respect to our money transfer service and related business. It is authorized to collect fines and provide consumer restitution in the event of violations, engage in consumer financial education, track consumer complaints, request data and promote the availability of financial services to underserved consumers and communities. An examination by the CFPB may be time consuming and costly, and divert management’s attention from other business concerns, which could harm our business and results of operations. In addition, the CFPB may adopt other regulations governing consumer financial services, including regulations defining unfair, deceptive or abusive acts or practices, and new model disclosures. The CFPB’s authority to change regulations adopted in the past by other regulators, or to rescind or alter past regulatory guidance, could increase our compliance costs and litigation exposure.

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