Form 10-Q
period 2014-06-30
XOOM Corp
filed 2014-07-29
CIK 1315657

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

OR

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __ to __.

Commission file number 001-35801

Xoom Corporation

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of Incorporation or organization)	94-3401054 (I.R.S. Employer Identification No.)
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

On July 21, 2014, 38,188,189 shares of the registrant’s Common Stock, $0.0001 par value, were issued and outstanding.

Xoom Corporation and Subsidiaries

PART I – Financial Information

ITEM 1. Financial Statements

XOOM CORPORATION AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(In thousands, except share and per share data)

	June 30,	December 31,
	2014	2013
	(unaudited)	(derived from audited financial statements)
Assets
Current assets:
Cash and cash equivalents	$98,137	$110,979
Disbursement prefunding	40,299	33,799
Short-term investments	107,851	104,678
Customer funds receivable	25,065	16,381
Prepaid expenses and other current assets	5,288	4,237
Total current assets	276,640	270,074
Non-current assets:
Property, equipment and software, net	7,493	4,855
Goodwill	9,032	—
Intangibles, net	5,543	250
Restricted cash	10,969	7,816
Other assets	2,164	1,084
Total assets	$311,841	$284,079
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$10,212	$8,345
Customer liabilities	21,392	10,791
Total current liabilities	31,604	19,136
Non-current liabilities:
Other non-current liabilities	3,019	99
Total liabilities	34,623	19,235
Commitments and Contingencies (Note 12)
Stockholders’ equity:
Convertible preferred stock, $0.0001 par value, 25,000,000 shares authorized; issued and outstanding 0 shares; aggregate liquidation preference $0 at June 30, 2014 and December 31, 2013	—	—
Common stock, $0.0001 par value, 500,000,000 shares authorized; issued and outstanding 38,183,373 and 37,583,945 shares at June 30, 2014 and December 31, 2013, respectively	4	4
Additional paid-in capital	332,511	321,878
Accumulated other comprehensive loss	(9)	—
Accumulated deficit	(55,288)	(57,038)
Total stockholders’ equity	277,218	264,844
Total liabilities and stockholders’ equity	$311,841	$284,079

See accompanying notes to condensed consolidated financial statements.

XOOM CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Income

(In thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(unaudited)

Revenue	$39,844	$33,493	$75,782	$57,808
Cost of revenue	12,977	10,119	22,555	17,638
Gross profit	26,867	23,374	53,227	40,170
Marketing	7,356	6,907	16,138	12,599
Technology and development	8,801	5,476	16,651	10,310
Customer service and operations	4,371	3,325	8,345	6,342
General and administrative	4,817	3,039	9,975	5,962
Total operating expense	25,345	18,747	51,109	35,213
Income from operations	1,522	4,627	2,118	4,957
Other income (expense):
Interest expense	(344)	(499)	(672)	(946)
Interest income	69	41	145	77
Other income	170	53	190	57
Income before provision for income taxes	1,417	4,222	1,781	4,145
Provision for income taxes	19	132	31	134
Net income	$1,398	$4,090	$1,750	$4,011
Net income per share:
Basic	$0.04	$0.12	$0.05	$0.15
Diluted	$0.03	$0.11	$0.04	$0.11
Weighted-average shares used to compute net income per share:
Basic	38,102	32,974	37,952	26,046
Diluted	41,622	37,263	41,667	35,865

See accompanying notes to condensed consolidated financial statements.

XOOM CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income

(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(unaudited)

Net income	$1,398	$4,090	$1,750	$4,011
Unrealized loss on marketable securities, net of taxes of $0	(4)	(19)	(9)	(29)
Total comprehensive income	$1,394	$4,071	$1,741	$3,982

See accompanying notes to condensed consolidated financial statements.

XOOM CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(In thousands)

	Six Months Ended June 30,
	2014	2013
	(unaudited)
Cash flows from operating activities:
Net income	$1,750	$4,011
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Stock-based compensation	4,257	1,737
Depreciation and other amortization expense	1,619	972
Amortization of acquired intangible	407	—
Amortization of premium on investments	741	409
Amortization of warrant issuance costs	11	55
Changes in operating assets and liabilities:
Disbursement prefunding	(6,412)	834
Customer funds receivable	(8,685)	(38,138)
Prepaid expenses and other current assets	(918)	651
Other assets	235	84
Customer liabilities	10,601	15,106
Accounts payable and accrued expenses	767	1,009
Other non-current liabilities	1,420	4
Net cash provided by (used in) operating activities	5,793	(13,266)

Cash flows from investing activities:
Purchase of property, equipment and software	(4,460)	(798)
Purchase of short-term investments	(81,089)	(60,939)
Proceeds from sales and maturities of short-term investments	77,167	24,055
Cash paid in business combination, net of cash received	(8,874)	—
Change in restricted cash	(3,153)	(1,014)
Net cash used in investing activities	(20,409)	(38,696)

Cash flows from financing activities:
Proceeds from exercise of common stock options	1,759	535
Excess tax benefit related to stock-based compensation	15	—
Net borrowings under line of credit	—	9,000
Proceeds from initial public offering, net of costs	—	88,422
Net cash provided by financing activities	1,774	97,957

Net increase (decrease) in cash and cash equivalents	(12,842)	45,995

Cash and cash equivalents, beginning of period	110,979	45,077
Cash and cash equivalents, end of period	$98,137	$91,072

Supplemental disclosures of cash flow information:
Cash paid for taxes	$2	$2
Cash paid for interest	$474	$706
Holdback liability in connection with acquisition of BlueKite, LTD	$1,500	$—
Issuance of common stock in connection with acquisition of BlueKite, LTD	$4,470	$—
Purchases of property and equipment in accounts payable and accrued expenses	$1,220	$123
Deferred offering costs not yet paid	$—	$9

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

Business Combination

The Company accounts for an acquisition of an entity that includes inputs and processes and has the ability to create outputs as  a business combination. Under the acquisition method of accounting, the Company allocates the purchase price to the identifiable assets and liabilities based on their estimated fair value at the date of acquisition. The Company records the excess of the purchase price over the total net identifiable assets as goodwill. Acquired intangible assets are amortized over their estimated useful lives. Acquisition-related expenses are expensed as incurred.

Stock-based Compensation

The Company began granting Restricted Stock Units (“RSUs”) in January 2014 to its employees. The stock-based compensation expense related to RSUs is recognized on a ratable basis over the requisite service period of the grant. The fair value of RSUs is determined using the fair value of the Company’s common stock on the date of grant.

(c) Recently Issued Accounting Pronouncement

In May 2014, the Financial Accounting Standards Board issued Accounting Standards Update No. 2014-09, “Revenue from Contracts with Customers.” The pronouncement was issued to clarify the principles for recognizing revenue and to develop a common revenue standard and disclosure requirements for U.S. GAAP and International Financial Reporting Standards. The pronouncement is effective for reporting periods beginning after December 15, 2016. The Company is currently evaluating the effect that the updated standard will have on the Company’s consolidated financial statements and related disclosures.

(2)  Short-term Investments

Marketable securities, classified as available‑for‑sale, are stated at fair value. There were no other-than-temporary losses during any of the periods presented.

As of June 30, 2014, the Company’s short-term investments were $107.9 million, consisting of certificates of deposit of $3.0 million and marketable securities measured at fair value as follows (in thousands):

	June 30, 2014
	Amortized cost	Unrealized gains	Unrealized loss	Fair value
	(unaudited)
U.S. agency notes	$22,535	$1	$(4)	$22,532
Corporate bonds	43,148	2	(9)	43,141
Commercial paper	39,177	1	—	39,178
Total Marketable Securities	$104,860	$4	$(13)	$104,851

As of December 31, 2013, the Company’s short-term investments were $104.7 million, consisting of certificates of deposit of $2.0 million and marketable securities measured at fair value as follows (in thousands):

	December 31, 2013
	Amortized cost	Unrealized gains	Unrealized loss	Fair value
U.S. agency notes	$23,298	$1	$(2)	$23,297
Corporate bonds	42,766	7	(5)	42,768
Commercial paper	36,614	—	(1)	36,613
Total Marketable Securities	$102,678	$8	$(8)	$102,678

As of June 30, 2014 and December 31, 2013, there were no short-term investments with maturity dates greater than one year.

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

The book value of the Company’s financial instruments not measured at fair value on a recurring basis, including cash, certificates of deposit, restricted cash, disbursement prefunding, customer funds receivables, line of credit and customer liabilities, approximates fair value due to the relatively short maturity, cash repayment terms or market interest rates of such instruments. The fair value of such financial instruments is determined using the income approach based on the present value of estimated future cash flows. The fair value of all of these instruments would be categorized as Level 2 of the fair value hierarchy, with the exception of cash and restricted cash which would be categorized as Level 1.

The Company’s cash equivalents and marketable securities that are measured at fair value on a recurring basis are classified as follows (in thousands):

	June 30, 2014			December 31, 2013
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
	(unaudited)
Cash Equivalents:
Money market funds	$42,642	$—	$—	$43,815	$—	$—
Corporate bonds	—	375	—	—	—	—
Commercial paper	—	1,650	—	—	2,143	—

Marketable Securities:
U.S. agency notes	—	22,532	—	—	23,297	—
Corporate bonds	—	43,141	—	—	42,768	—
Commercial paper	—	39,178	—	—	36,613	—
	$42,642	$106,876	$—	$43,815	$104,821	$—

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

There were no transfers between Level 1 and Level 2 assets during any of the periods presented.

(4)  Property, Equipment and Software, Net

The following is a summary of property, equipment and software at cost, less accumulated depreciation and amortization (in thousands):

	June 30,	December 31,
	2014	2013
	(unaudited)

Office furniture and equipment	$6,302	$5,580
Software	5,100	4,049
Leasehold improvements	2,855	405
Total	14,257	10,034
Less: accumulated depreciation	(6,764)	(5,179)
Property, equipment and software, net	$7,493	$4,855

(5)  Business Combination

On January 10, 2014 (the “Closing Date”), the Company acquired all of the outstanding equity of BlueKite, LTD (the “Acquisition”), for a total purchase price of $14.9 million. The purchase price was comprised of $8.9 million in cash, $2.2 million in immediate common stock equity, $2.3 million in contingent common stock equity issuable to selling non-employee stockholders of BlueKite, LTD and $1.5 million as a holdback amount for 18 months following the Closing Date to satisfy any unresolved claims that may arise.

The equity component of the transaction included $2.2 million of shares issued on the Closing Date and $2.3 million of additional shares issuable to the selling non-employee stockholders of BlueKite, LTD contingent upon certain selling employee stockholders remaining employed with the Company through a certain period.  In the event that this condition is not satisfied, the shares issuable to the selling non-employee stockholders may be forfeited at the Company’s discretion. The fair value of the shares issuable to the selling non-employee stockholders ($2.3 million) was recorded as purchase consideration based on the closing trading price of the Company’s stock on the Closing Date. In addition to the $2.3 million described above, $0.2 million of shares are issuable to selling employee stockholders who are required to remain employed with the Company through a certain period. To the extent such employees remain employed with the Company, the fair value of these shares issuable to them ($0.2 million) is being recorded as compensation expense as the services are rendered.

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

(6)  Goodwill and Other Intangible Assets

The Company recorded $9.0 million of goodwill and $5.7 million of an identifiable intangible asset (developed technology) in connection with the Acquisition. Developed technology is being amortized on a straight-line basis over an estimated useful life of seven years. Amortization expense related to the amortizable intangible asset for the three and six months ended June 30, 2014 was $0.2 million and $0.4 million, respectively, and is included in technology and development expense in the accompanying condensed consolidated statements of income. There was no amortization expense related to any amortizable intangible assets for the three and six months ended June 30, 2013. As of June 30, 2014, the estimated future amortization expense of the acquired intangible asset (developed technology) for each of the succeeding five years and thereafter is as follows (in thousands, unaudited):

Year ending December 31:
2014 (from July 1, 2014)	$407
2015	814
2016	814
2017	814
2018	814
Thereafter	1,630
Total amortization expense	$5,293

(7)  Accounts Payable and Accrued Expenses

The following is a summary of accounts payable and accrued expenses (in thousands):

	June 30,	December 31,
	2014	2013
	(unaudited)

Accounts payable	$1,690	$711
Accrued processing and disbursement costs	2,103	2,120
Accrued marketing expense	1,189	1,940
Other accrued expenses	5,230	3,574
	$10,212	$8,345

Other accrued expenses in the table above include the reserve for transaction losses. The Company is exposed to transaction losses due to fraud, as well as nonperformance of third parties and customers. The Company establishes a reserve for such losses based on historical trends and any specific risks identified in processing customer transactions. The following table summarizes the activities of the Company’s reserve for transaction losses during the period presented (in thousands, unaudited):

Balance as of December 31, 2013	$223
Additions to expense	6,717
Losses incurred, net of recoveries	(6,603)
Balance as of June 30, 2014	$337

(8)  Line of Credit

In September 2013, the Company entered into an Amended and Restated Credit Agreement (the “Restated Loan Agreement”) with Silicon Valley Bank (“SVB”) and other lenders.  The Restated Loan Agreement added additional lenders, increased the available borrowing amount to $150.0 million through

September 2016 and changed certain of the financial provisions. Under the Restated Loan Agreement, the Company pays a fee of 0.50% per annum for the daily unused portions of the line of credit. The interest rate at June 30, 2014 and December 31, 2013 was 4.25%.  The Company paid a one-time commitment fee of $430,000 in 2013. The Company also paid SVB a one-time arrangement fee of 0.30% of the amount available under the line of credit and an annual administration fee of $45,000 in 2013. These expenses, except the annual administration fee which is expensed over twelve months, are being amortized over the period of the Restated Loan Agreement.

SVB issued a standby letter of credit for $15.0 million which satisfied an additional collateral requirement to maintain the Company’s India operations. In connection with the new lease arrangement the Company entered into in December 2013, which is described in the “Contractual Obligations and Commitments” section of Item 2 of this report, SVB issued a $3.9 million letter of credit in January 2014 as a security deposit for the Company’s new office lease.

As of June 30, 2014, the Company had $131.1 million available under its $150.0 million line of credit, reflecting $18.9 million reserved under the two letters of credit.

(9)  Income Taxes

The income tax provision for the three months ended June 30, 2014 and 2013 was $19,000 and $132,000, respectively, and the income tax provision for the six months ended June 30, 2014 and 2013 was $31,000 and $134,000, respectively. The Company provides for income taxes using an asset and liability approach, under which deferred income taxes are provided based upon enacted tax laws and rates applicable to periods in which the taxes become payable.

The Company is subject to income tax in U.S. federal, various U.S. state and foreign tax jurisdictions. Presently, there are no ongoing income tax examinations in the jurisdictions where the Company operates.

As of June 30, 2014, the Company has a full valuation allowance against its deferred tax asset. The realization of the Company’s deferred tax asset depends primarily on its ability to generate sufficient U.S. taxable income in future periods. The amount of deferred tax asset considered realizable may increase or decrease in subsequent quarters as management reevaluates the underlying basis for the estimates of future domestic taxable income. Significant judgment is required in making this assessment, and it is very difficult to predict when management’s assessment may conclude that the remaining portion of the deferred tax asset is realizable. Based on historical and projected operating performance, and to the extent management expects that the Company’s operations will generate sufficient taxable income in future periods, the Company may partially or fully release the deferred tax valuation allowance in a future period.

(10)  Stock-based Compensation

Stock‑based compensation expense included in the Company’s condensed consolidated statements of income during the periods presented is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(unaudited)
Stock-based compensation expense:
Marketing	$266	$106	$499	$198
Technology and development	787	296	1,406	522
Customer service and operations	209	107	402	184
General and administrative	1,071	450	1,950	833
Total stock-based compensation	$2,333	$959	$4,257	$1,737

 (a)  Stock Options

The fair value of options granted was estimated at the date of the grant using a Black-Scholes option-pricing model. The weighted-average grant date fair value of options granted was $7.99 and $8.98 for the three months ended June 30, 2014 and 2013, respectively, and $11.71 and $8.98 for the six months ended June 30, 2014 and 2013, respectively. The following table presents the weighted-average assumptions for options granted during the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(unaudited)
Expected term (in years)	5.6	6.2	6.2	6.2
Risk-free interest rate	1.67%	1.02%	2.03%	1.02%
Dividend yield	None	None	None	None
Volatility rate	36%	44%	43%	44%

Stock option activity and related information during the period indicated was as follows (unaudited):

		Weighted-		Exercisable
		Average		Weighted-
	Options	Exercise	Options	Average
	Outstanding	Price	Exercisable	Exercise Price
Outstanding as of December 31, 2013	6,045,912	$7.72	3,195,701	$3.64
Granted	1,277,572	26.20
Exercised	(517,146)	3.43
Forfeited and cancelled	(64,620)	19.07
Outstanding as of June 30, 2014	6,741,718	$11.44	3,433,826	$5.50

As of June 30, 2014, there were 6,671,244 options that had vested or are expected to vest with a weighted-average exercise price of $11.36 and a weighted-average remaining contractual life of 6.9 years. As of December 31, 2013, there were 5,988,706 options that had vested and were expected to vest with a weighted-average exercise price of $7.67 and a weighted-average remaining contractual life of 6.6 years.

The aggregate intrinsic value of options outstanding was $101.8 million and the aggregate intrinsic value of options exercisable was $71.6 million as of June 30, 2014.

The total intrinsic value of options exercised was approximately $3.6 million and $807,000 for the three months ended June 30, 2014 and 2013, respectively, and $11.4 million and $4.0 million for the six months ended June 30, 2014 and 2013, respectively.

As of June 30, 2014, there was $23.4 million of total unrecognized compensation expense related to option grants, which is expected to be recognized over a weighted-average period of 2.6 years.

(b)  Restricted Stock Units

The Company began granting RSUs to its employees in January 2014. The fair value of the RSUs is determined using the fair value of the Company’s common stock on the date of grant. These RSUs typically vest and become exercisable annually over four years. Stock-based compensation expense is amortized on a straight-line basis over the requisite service period.

The following table shows a summary of RSU activity for the six months ended June 30, 2014 (unaudited):

	Outstanding RSUs
		Weighted-
		Average
		Grant Date
	Shares	FairValue
Unvested as of January 1, 2014	—	$—
Granted	258,895	19.41
Vested	—	—
Forfeited and cancelled	(16,250)	24.54
Unvested as of June 30, 2014	242,645	$19.07

As of June 30, 2014, there was $4.0 million of total unrecognized compensation expense related to RSUs, which is expected to be recognized over a weighted-average period of 2.5 years.

(11)  Earnings Per Share

Basic earnings per share is computed by dividing the net income by the weighted-average number of shares of common stock outstanding during the period.  Diluted earnings per share is computed using the weighted-average number of shares of common stock outstanding during the period and, when dilutive, potential common shares outstanding during the period. Potential common shares consist of incremental shares issuable upon the assumed exercise of stock options, preferred stock, unvested RSUs and contingent consideration related to the Acquisition.

The following table presents the calculation of earnings per share (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(unaudited)
Basic earnings per share:
Numerator:
Net income	$1,398	$4,090	$1,750	$4,011
Denominator:
Weighted-average common shares	38,102	32,974	37,952	26,046
Basic earnings per share	$0.04	$0.12	$0.05	$0.15

Diluted earnings per share:
Numerator:
Net income	$1,398	$4,090	$1,750	$4,011
Denominator:
Weighted-average common shares	38,102	32,974	37,952	26,046
Weighted-average shares from convertible preferred stock	—	—	—	5,331
Weighted-average dilutive stock options and RSUs	3,432	4,289	3,632	4,481
Effect of other dilutive securities	—	—	—	7
Contingent stock due to acquisition	88	—	83	—
Weighted-average common shares and equivalents	41,622	37,263	41,667	35,865
Diluted earnings per share	$0.03	$0.11	$0.04	$0.11

The following securities have been excluded from the calculation of diluted net earnings per share of common stock for the periods presented because their effect would have been anti-dilutive (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(unaudited)

Stock options outstanding	1,947	349	1,911	355
Unvested RSUs	32	—	35	—
Total common stock equivalents	1,979	349	1,946	355

(12)  Commitments and Contingencies

(a)  Operating Leases

The Company conducts operations from leased facilities under operating lease agreements that expire at various dates through 2024. The terms of the lease agreements provide for rental payments on a graduated basis.  The Company recognizes rent expense on a straight-line basis over the lease period.

After entering into a lease arrangement in December 2013 for office space for its new corporate headquarters, which arrangement commenced in July 2014, the Company entered into sublease agreements in May and July 2014 for certain portions of its current corporate headquarters, both of which subleases will commence in August 2014. The sublease agreements expire in October 2016.

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

Overview

We are a leader in the digital consumer-to-consumer international money transfer industry.  Our customers use Xoom to send money to family and friends in 30 countries.  Since January 1, 2009, our customers have used Xoom to send $15.3 billion, including $3.4 billion for the six months ended June 30, 2014.  We believe we are creating significant value for our customers by providing a convenient, fast and cost-effective solution for international money transfers.

Our solutions are built on our proprietary technology which, combined with our risk management capabilities and global disbursement partner network, constitute our operating platform. Our technology enables easy-to-use online and mobile sender interfaces, effective risk management and seamless integration with our disbursement partners’ systems.

We believe our business model is characterized by predictable and recurring revenue from our large and growing base of new and repeat customers.  Revenue from our repeat customers continued to be over 90% of our total revenue for the six months ended June 30, 2014.  In the six months ended June  30, 2014, we experienced significant growth as compared to the same period in 2013 as our customer base expanded.

Revenue increased from $57.8 million for the six months ended June 30, 2013 to $75.8 million for the six months ended June  30, 2014.

We launched our mobile strategy in November 2011 and continue to make product enhancements. We announced the release of the “Xoom App,” our new mobile application, in English in June 2013 and in Spanish in July 2013. The Xoom App is simple to use and includes the ability for customers to send money to their family and friends in seconds with “one tap and one swipe” and track the status of their transactions. In January 2014, we launched sign-up functionality which allows new users to sign-up for a Xoom account on the Xoom App. In May 2014, we introduced a major upgrade to the Xoom App which now allows Xoom customers, including new users,  to send money to both new recipients and existing recipients, from their mobile devices.

During the six months ended June 30, 2014, 47% of the total number of transactions was sent via mobile devices as compared to 29% in the same period in the prior year. During the six months ended June 30, 2014, more than  $1.0 billion of our gross sending volume was sent from mobile devices which represented growth of approximately 119% compared to the same period in the prior year.

During the three months ended June 30, 2014, we expanded our partnership with Punjab National Bank to enhance our customer experience by offering instant bank deposit services to bank accounts in India using the Immediate Payment Service platform, which allows Xoom customers to send money instantly to many prominent banks in India.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Gross Sending Volume (in thousands)	$1,805,342	$1,606,584	$3,382,033	$2,662,431
Transactions	3,192,199	2,582,000	6,088,838	4,621,000
Active Customers	1,195,425	919,610	1,195,425	919,610
New Customers	133,540	134,899	250,635	244,530
Cost Per Acquisition of a New Customer	$50	$44	$53	$42
Adjusted EBITDA (in thousands)	$5,068	$6,149	$8,591	$7,723

Gross Sending Volume.  We define gross sending volume, or GSV, as the total principal amount of funds sent by our customers in a given period, which does not include our fees.  A percentage of GSV does not ultimately get paid out to recipients due to customer cancellations, our risk management decisions or customer error.  In the periods presented, this percentage has ranged from 2.37% to 3.16%.  Our GSV increased by 12% and 27% for the three and six months ended June 30, 2014, respectively, compared to the same periods in the prior year.  Some of our customers transact more depending on the value of the local currency relative to the U.S. dollar.

Transactions.  This represents the total number of transactions sent by our customers in a given period.  A small percentage of transactions do not ultimately get paid out to recipients due to customer cancellations, our risk management decisions or customer error.  Our transactions increased by 24% and 32% for the three and six months ended June 30, 2014, respectively, as compared to the same periods in the prior year. Increased activity in the three months ended June 30, 2013 due to a weakening Indian Rupee resulted in a higher average transaction amount in that period compared to the current period. Consequently, the 12% increase in GSV during the current period as compared to the same period in the prior year is less than the 24% increase in the number of transactions.

Active Customers.  We define active customers as the number of customers who have sent at least one transaction during a trailing twelve month period.  A new customer with one transaction during a trailing twelve month period would also be included as an active customer in the same period.  Our active customers increased by 30% for the six months ended June 30, 2014 compared to the same period in the prior year.

New Customers.  We define new customers as those customers who have sent their first transaction in a given period.  Our new customer growth decreased by 1% and increased by 2% for the three and six months ended June 30, 2014, respectively, compared to the same periods in the prior year. The decrease for the three months ended June 30, 2014 compared to the same period in the prior year may have been attributable to a weakening India Rupee in the second quarter of 2013 and our reduced marketing spend in the current quarter during the 2014 World Cup.

Cost Per Acquisition of a New Customer.  We calculate cost per acquisition of a new customer, or CPA, in a reporting period as direct marketing cost divided by new customers added in a given period.  Direct marketing cost can include spend to, among other things, attract new customers, retain active customers, increase the number of transactions sent by active customers and re-activate inactive customers. For example, during the six months ended June 30, 2014, our direct marketing cost included our spend to market the Xoom App, which primarily benefits active customers, thereby driving retention and increased activity among such customers. A portion of the direct marketing cost is reflected in our cost of revenue.  Our direct marketing cost does not include certain indirect marketing costs that are included in our marketing expense line item in our condensed consolidated statements of income. Examples of our indirect marketing costs are personnel-related costs, including stock-based compensation, and creative production costs.

Adjusted EBITDA.  Adjusted EBITDA is a non-GAAP financial measure that we calculate as net income adjusted for provision for income taxes, interest expense, interest income, amortization of acquired intangible, depreciation and other amortization and stock-based compensation. We believe that adjusted EBITDA provides useful information to investors in understanding and evaluating our business in the same manner as our management and board of directors. Non-GAAP financial measures should be considered supplemental in nature and are not meant as a substitute for the related financial information prepared in accordance with GAAP. The following table presents a reconciliation of adjusted EBITDA for each of the periods presented (unaudited):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(in thousands)
Reconciliation of Adjusted EBITDA:
Net income	$1,398	$4,090	$1,750	$4,011
Provision for income taxes	19	132	31	134
Interest expense	344	499	672	946
Interest income	(69)	(41)	(145)	(77)
Amortization of acquired intangible	203	—	407	—
Depreciation and other amortization expense	840	510	1,619	972
Stock-based compensation	2,333	959	4,257	1,737
Adjusted EBITDA	$5,068	$6,149	$8,591	$7,723

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

Cost of Revenue.  Our cost of revenue includes fees to our disbursement partners for paying funds to the recipient, fees to our payment processors for funding our transactions, a provision for transaction losses and the promotional expenses to acquire new customers, including referees as described below under “—Marketing Expense”. We expect our cost of revenue to increase on an absolute basis for the foreseeable future as we continue to grow our business.

Marketing Expense.  Our marketing expense is comprised of business development, offline, online and promotional advertising costs to acquire new customers and improve customer retention, employee compensation and related costs to support the marketing process and allocated facilities and other supporting overhead costs.  We have increased spending on advertising to market the Xoom App for the six months ended June 30, 2014.  We  have a Refer-A-Friend incentive program where the referrer receives either a cash-type or non-cash award and the referee receives a non-cash award.  Cash-type awards are considered to be cash-type because the referrer could use them as cash.  The amount related to the referee is classified as cost of revenue for non-cash awards.  Awards provided to the referrer are recorded in marketing expense as these payments are a reward for bringing a new customer to Xoom. We anticipate our marketing expense will vary from period to period due to the timing of when such programs occur.

Technology and Development Expense.  Our technology and development expense consists of employee compensation and related costs for our engineers and developers based in the United States and Guatemala,  costs associated with professional services and consulting, development of new technologies, and enhancements of existing technologies, amortization of capitalized internally-developed software and the intangible asset (developed technology) acquired in the Acquisition, and allocated facilities and other supporting overhead costs.  Internally-developed software costs, which primarily relate to the development of specific enhancements such as the development of the Xoom App, are a combination of internal compensation costs of engineering time and costs of outside consultants.  We intend to continue to invest in technology and development efforts to further improve our customer experience and to continue expanding our operating platform. As a result, we expect technology and development expense to increase on an absolute basis for the foreseeable future.

Customer Service and Operations Expense.  Our customer service and operations expense consists of costs incurred for outsourced support centers, employee compensation for our employees who support customer service calls, costs incurred for fraud detection, compliance operations, maintenance costs related to our outsourced support centers and allocated facilities and other supporting overhead costs. We expect customer service and operations expense to increase on an absolute basis for the foreseeable future to support the anticipated growth of our business.

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

Provision for Income Taxes.  Provision for income taxes consists of state income taxes in the United States and foreign taxes.  We have not been required to pay U.S. federal income taxes to date because of our current and accumulated net operating losses which totaled $70.4 million as of December 31, 2013.  Since inception, we have only been required to pay minimal state income taxes. As of June 30, 2014, we have a full valuation allowance against our deferred tax asset. We will continue to assess the need for a valuation allowance on the deferred tax asset by evaluating both positive and negative evidence that may exist. Significant judgment is required in making this assessment, and it is very difficult to predict when our assessment may conclude that the remaining portion of the deferred tax asset is realizable. Based on historical and projected operating performance, and to the extent we expect that our operations will generate sufficient taxable income in future periods, we may partially or fully release the deferred tax valuation allowance in a future period. Any adjustment to the deferred tax asset valuation allowance will be recorded in the income statement of the period in which the adjustment is determined to be required.

For the three months ended June 30, 2014, tax expense was $19,000, which consisted of $12,000 of U.S. state income taxes and $7,000 of foreign income taxes.    For the six months ended June 30, 2014, tax expense was $31,000 which consisted of $19,000 of U.S. state income taxes and $12,000 of foreign income taxes.

Critical Accounting Policies and Estimates

Our consolidated financial statements are prepared in accordance with U.S. GAAP. The preparation of these condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, expenses and related disclosures. We evaluate our estimates and assumptions on an ongoing basis. Our estimates are based on historical experience and various other assumptions that we believe to be reasonable under the circumstances. Our actual results could differ from these estimates.

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

Recently Issued Accounting Pronouncement

In May 2014, the Financial Accounting Standards Board issued Accounting Standards Update No. 2014-09, “Revenue from Contracts with Customers.” The pronouncement was issued to clarify the principles for recognizing revenue and to develop a common revenue standard and disclosure requirements for U.S. GAAP and International Financial Reporting Standards. The pronouncement is effective for reporting periods beginning after December 15, 2016. We are currently evaluating the effect that the updated standard will have on our consolidated financial statements and related disclosures.

Results of Operations

The following table sets forth our results of operations in dollars for the periods presented.  The period-to-period comparison of financial results is not necessarily indicative of future results.

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(in thousands)
	(unaudited)
Consolidated Statements of Income Data:
Revenue	$39,844	$33,493	$75,782	$57,808
Cost of revenue	12,977	10,119	22,555	17,638
Gross profit	26,867	23,374	53,227	40,170
Marketing	7,356	6,907	16,138	12,599
Technology and development	8,801	5,476	16,651	10,310
Customer service and operations	4,371	3,325	8,345	6,342
General and administrative	4,817	3,039	9,975	5,962
Total operating expense	25,345	18,747	51,109	35,213
Income from operations	1,522	4,627	2,118	4,957
Other income (expense):
Interest expense	(344)	(499)	(672)	(946)
Interest income	69	41	145	77
Other income	170	53	190	57
Income before provision for income taxes	1,417	4,222	1,781	4,145
Provision for income taxes	19	132	31	134
Net income	$1,398	$4,090	$1,750	$4,011

Revenue

	Three Months Ended June 30,			Six Months Ended June 30,
	2014	2013	% Change	2014	2013	% Change
	(dollars in thousands)
	(unaudited)
Revenue	$39,844	$33,493	19%	$75,782	$57,808	31%

In the three months ended June 30, 2014, revenue increased $6.4 million, or 19%, compared to the three months ended June 30, 2013. The increase was primarily due to a 30% increase in active customers, which included 133,540 new customers added during the three months ended June 30, 2014.    Increased activity in the three months ended June 30, 2013 due to a weakening Indian Rupee resulted in a higher average transaction amount. This drove revenue per average active customer to $38 for that period as compared to $34 in the current period, resulting in revenue growing at a slower rate than the increase in our active customers. In addition, the average number of transactions per active customer was marginally lower in the current period as compared to the prior period.

In the six months ended June 30, 2014, revenue increased $18.0 million, or 31%, compared to the six months ended June 30, 2013. The increase was primarily due to a 30% increase in active customers, which included 250,635 new customers added during the six months ended June 30, 2014.

Cost of Revenue

	Three Months Ended June 30,			Six Months Ended June 30,
	2014	2013	% Change	2014	2013	% Change
	(dollars in thousands)
	(unaudited)
Cost of revenue	$12,977	$10,119	28%	$22,555	$17,638	28%
Percentage of revenue	33%	30%		30%	31%

In the three months ended June 30, 2014, cost of revenue increased $2.9 million, or 28%, compared to the three months ended June 30, 2013. The increase in cost of revenue was primarily driven by a $1.4 million increase in processing and disbursement costs to support the 24% increase in transactions, a $1.3 million increase in promotional advertising, which was classified as cost of revenue in the condensed consolidated statements of income, and a $0.2 million increase in transaction losses due to the increase in our GSV. The increase in cost of revenue as a percentage of revenue and corresponding decrease in gross profit for the three months ended June 30, 2014 was mostly due to higher spending in promotional advertising. As a percentage of revenue, promotional advertising expense classified as cost of revenue fluctuates from period to period due to the nature and timing of marketing programs.

In the six months ended June 30, 2014, cost of revenue increased $4.9 million, or 28%, compared to the six months ended June 30, 2013. The increase in cost of revenue was driven by a $3.2 million increase in processing and disbursement costs to support the 32% increase in transactions, a $1.2 million increase in promotional advertising, which was classified as cost of revenue in the condensed consolidated statements of income and a $0.5 million increase in the provision for transaction losses due to the increase in our GSV. The decrease in cost of revenue as a percentage of revenue and corresponding increase in gross profit for the six months ended June 30, 2014 was primarily due to the decrease in transaction losses, partially offset by the increase in promotional advertising spend, as a percentage of revenue. As a percentage of revenue, promotional advertising expense classified as cost of revenue fluctuates from period to period due to the nature and timing of marketing programs.

Marketing Expense

	Three Months Ended June 30,			Six Months Ended June 30,
	2014	2013	% Change	2014	2013	% Change
	(dollars in thousands)
	(unaudited)
Marketing	$7,356	$6,907	7%	$16,138	$12,599	28%
Percentage of revenue	18%	21%		21%	22%

In the three months ended June 30, 2014, marketing expense increased $0.4 million, or 7%, compared to the three months ended June 30, 2013. The increase was primarily due to an increase in personnel-related costs (including stock-based compensation). The decrease in marketing expense as a percentage of revenue for the three months ended June 30, 2014 was primarily due to higher promotional advertising spend, which was classified as cost of revenue in the condensed consolidated statements of income, resulting in higher cost of revenue as a percentage of revenue and lower marketing expense as a percentage of revenue.  The promotional advertising program, implemented in the first two months of the second quarter, was intended to balance the projected lower marketing spend during the 2014 World Cup in the latter part of the second quarter. Marketing expense as a percentage of revenue fluctuates from period to period due to the nature and timing of marketing programs,  such as whether promotional advertising is being implemented.

In the six months ended June 30, 2014, marketing expense increased $3.5 million, or 28%, compared to the six months ended June 30, 2013.  $2.2 million of the increase was due to an expansion of our marketing programs to drive increased customer acquisition and re-activations of customers who have not transacted with us in the trailing twelve month period, including increased offline and online promotions, increased advertising spend to market the Xoom App and other incentives. In addition, there was an increase of $1.0 million in personnel-related costs (including stock-based compensation) and an increase of $0.3 million in allocated facilities, asset depreciation expenses and marketing operations spend.  Marketing expense as a percentage of revenue fluctuates from period to period due to the nature and timing of marketing programs.

Technology and Development Expense

	Three Months Ended June 30,			Six Months Ended June 30,
	2014	2013	% Change	2014	2013	% Change
	(dollars in thousands)
	(unaudited)
Technology and development	$8,801	$5,476	61%	$16,651	$10,310	62%
Percentage of revenue	22%	16%		22%	18%

In the three months ended June 30, 2014, technology and development expense increased $3.3 million, or 61%, compared to the three months ended June 30, 2013. The increase was primarily the result of an increase in personnel-related costs of $1.8 million (including stock-based compensation) due to an increase in the U.S. employee headcount to expand and improve our service, and an increase in personnel-related costs of $0.3 million related to our new development center in Guatemala as a result of the Acquisition. In addition, there was an increase in allocated facilities of $0.3 million, an increase in asset depreciation and other amortization expense of $0.3 million and an increase in amortization of acquired intangibles of $0.2 million. The remaining $0.4 million increase was primarily due to an increase in information technology and infrastructure costs.

In the six months ended June 30, 2014, technology and development expense increased $6.3 million, or 62%, compared to the six months ended June 30, 2013.  The increase was primarily the result of an increase in personnel-related costs of $3.4 million (including stock-based compensation) due to an increase in the U.S. employee headcount to expand and improve our service, and an increase in personnel-related costs of $0.4 million related to our new development center in Guatemala as a result of the Acquisition. In addition, there was an increase in allocated facilities of $0.7 million, an increase in asset depreciation and other amortization expense of $0.5 million and an increase in amortization of acquired intangibles of $0.4 million. The remaining $0.9 million increase was primarily due to an increase in information technology, infrastructure costs and operational spend.

Customer Service and Operations Expense

	Three Months Ended June 30,			Six Months Ended June 30,
	2014	2013	% Change	2014	2013	% Change
	(dollars in thousands)
	(unaudited)
Customer service and operations	$4,371	$3,325	31%	$8,345	$6,342	32%
Percentage of revenue	11%	10%		11%	11%

In the three months ended June 30, 2014, customer service and operations expense increased $1.0 million, or 31%, compared to the three months ended June 30, 2013. The increase was primarily due to an increase in the volume of transactions we processed, resulting in an increase in costs of $0.4 million associated with our outsourced support centers (including communication and software costs), $0.4 million in personnel-related costs (including stock-based compensation) and $0.1 million in customer verification costs. Various tasks are performed at our outsourced support centers, including customer support, customer verifications and collections. The remaining $0.1 million increase was primarily due to an increase in allocated facilities and asset depreciation expenses.

In the six months ended June 30, 2014, customer service and operations expense increased $2.0 million, or 32%, compared to the six months ended June 30, 2013. The increase was primarily due to an increase in the volume of transactions we processed, resulting in an increase in costs of $0.8 million in personnel-related costs (including stock-based compensation),  $0.6 million associated with our outsourced support centers (including communication and software costs), $0.3 million in customer verification and fraud prevention costs, and $0.3 million in allocated facilities and asset depreciation expenses, and operational spend.

General and Administrative Expense

	Three Months Ended June 30,			Six Months Ended June 30,
	2014	2013	% Change	2014	2013	% Change
	(dollars in thousands)
	(unaudited)
General and administrative	$4,817	$3,039	59%	$9,975	$5,962	67%
Percentage of revenue	12%	9%		13%	10%

In the three months ended June 30, 2014,  general and administrative expense increased $1.8 million, or 59%, compared to the three months ended June 30, 2013. The increase was primarily the result of an increase in personnel-related costs of $1.2 million (including stock-based compensation) due to an increase in headcount to support our overall growth and an increase in allocated facilities and asset depreciation of $0.3 million.  The remaining $0.3 million increase was primarily due to an increase in franchise taxes and other operational spend.

In the six months ended June 30, 2014, general and administrative expense increased $4.0 million, or 67%, compared to the six months ended June 30, 2013.  The increase was primarily the result of an increase in personnel-related costs of $2.6 million (including stock-based compensation) due to an increase in headcount to support our overall growth, an increase in allocated rent and depreciation of $0.5 million, an increase in consulting, professional services and public company cost of $0.2 million, and an increase in franchise taxes of $0.2 million. The remaining $0.5 million increase was primarily due to an increase in processing errors and other operational spend.

Interest Expense

Interest expense decreased $0.2 million and $0.3 million in the three and six months ended June 30, 2014, respectively, compared to the same period in the prior year as a result of decrease in average outstanding debt balances on our line of credit compared to the same period in the prior year.

Other Income

Other income increased $0.1 million in each of the three and six months ended June 30, 2014,  as a result of currency fluctuations over the period between the initiation and the settlement of transactions (usually a period of no longer than 24 hours).

Liquidity and Capital Resources

Since inception, we have financed our operations and capital expenditures primarily through the sale of preferred and common stock and borrowings and, to a lesser extent, exercise of stock options to purchase common stock.  Our principal uses of cash are funding our operations and capital expenditures.

As of June 30, 2014, we had cash, cash equivalents, disbursement prefunding and short-term investments of $246.3 million, which consisted of cash, money market funds, U.S. government securities, commercial paper, certificates of deposit, corporate bonds and prefunded balances with some of our disbursement partners.  All of our cash equivalents and short-term investments are held at U.S. financial institutions.

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

Our Indebtedness

In October 2009, we entered into a line of credit agreement, or the Loan Agreement, with Silicon Valley Bank, or SVB, which was amended in September 2012 to add a second lender and increase the available borrowing amount. In September 2013, we amended and restated our line of credit by entering into an Amended and Restated Credit Agreement, or the Restated Loan Agreement. The Restated Loan Agreement added additional lenders and increased the available borrowing amount to $150.0 million through September 2016. Under the Restated Loan Agreement, the interest rate is the greater of prime plus 1.00%, the federal funds effective rate plus 1.50%, or 4.25%, and we pay a fee of 0.50% per annum for the daily unused portion of the line of credit.

We have $15.0 million reserved under a standby letter of credit which satisfies the additional collateral requirement to maintain our India operations and a $3.9 million letter of credit issued as a security deposit for our new office lease in January 2014.

At June 30, 2014, we had $131.1 million available under our $150.0 million line of credit, reflecting $18.9 million reserved under the two letters of credit. We were in compliance with all of our debt covenants as of June 30, 2014.

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

The following table summarizes our cash flows for the periods presented (in thousands):

	Six Months Ended June 30,
	2014	2013
	(unaudited)
Net cash provided by (used in) operating activities	$5,793	$(13,266)
Net cash used in investing activities	(20,409)	(38,696)
Net cash provided by financing activities	1,774	97,957

Operating Activities

Cash provided by operating activities for the six months ended June 30, 2014 was attributable to $7.0 million in adjustments for non-cash items and $1.8 million of our net income, partially offset by changes in our operating assets and liabilities of $3.0 million. Adjustments for non-cash items primarily consisted of stock-based compensation, depreciation and amortization (including acquired intangible) expense and accretion of premiums on short-term investments. The use of cash resulting from changes in our working capital primarily consisted of an increase in disbursement prefunding of $6.4 million relating to the timing of funding our partners and an increase in GSV, an increase in customer funds receivable of $8.7 million relating to the timing of transactions in process, partially offset by an increase in customer liabilities of $10.6 million related to money that had not yet been disbursed.

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

Investing Activities

Our primary investing activities have consisted of purchases, sales and maturities of short-term investments, purchases of property, equipment and software and changes in our restricted cash.  In 2014, our investing activities included the acquisition of BlueKite, LTD which resulted in a cash outflow of approximately $8.9 million. Purchases of property, equipment and software may vary from period to period due to the timing of the expansion of our operations, website and internal-use software development.  We expect to continue to invest in property, equipment and development of software during 2014 and thereafter.

We used $3.9 million and $36.9 million in six months ended June 30, 2014 and 2013, respectively, in net purchases of short-term investments.

We used $4.5 million and $0.8 million for purchases of property, equipment and development of software in the six months ended June 30, 2014 and 2013, respectively. During the second quarter of 2014, we invested more in office furniture and leasehold improvements for our new corporate headquarters as discussed in “—Our Contractual Obligations and Commitments”  below.

In addition, we had an increase in our restricted cash of $3.2 million during the six months ended June 30, 2014, due to higher collateral requirements of our existing payment processors as a result of an increase in our processing limits.  We had an increase in our restricted cash of $1.0 million during the six months ended June 30, 2013, due to higher collateral requirements under the license held by our subsidiary, buyindiaonline.com Inc., to disburse funds in India as a result of increased sending volume to India.

Financing Activities

Our financing activities have primarily consisted of net proceeds from the issuance of preferred and common stock, exercise of common stock options and repayments and borrowings under our line of credit.

Cash provided by financing activities was $1.8 million in the six months ended June 30, 2014 primarily due to the proceeds from exercise of options to purchase common stock.

Cash provided by financing activities was $98.0 million in the six months ended June 30, 2013 primarily due to the $88.4 million net proceeds from our initial public offering of common stock and net borrowings of $9.0 million under our line of credit.

Off-Balance Sheet Arrangements

As described in “—Our Indebtedness” above, SVB issued a standby letter of credit for $15.0 million which satisfies the additional collateral requirement to maintain our India operations.  In connection with the new lease arrangement entered into in December 2013, SVB issued a $3.9 million letter of credit in January 2014 as a security deposit for our new office lease. As of June 30, 2014 and December 31, 2013, we had $18.9 million and $15.0 million reserved under our letters of credit, respectively.

Contractual Obligations and Commitments

The following table describes our contractual obligations as of June 30, 2014 (in thousands):

	Payments Due by Period
		Less Than	1-3	4-5
	Total	1 Year	Years	Years	Thereafter
	(unaudited)
Operating lease obligations	$48,823	$4,064	$10,823	$9,231	$24,705

The contractual obligations in the table above are associated with agreements that are enforceable and legally binding. Obligations under contracts that we can cancel without a significant penalty are not included in the table above. The table does not include minimum sublease rentals of $0.9 million receivable in the future under non-cancelable sublease agreements.

We lease our office facilities for our corporate headquarters in San Francisco, California under operating leases which expire in 2016. We entered into a lease arrangement in December 2013 for office space at a different location in San Francisco, California, which commenced in July 2014 for a 120-month term. We also lease our back-up data centers under operating leases which expire in 2015 and 2016. In May 2014, we entered into a lease for our Guatemala City development center for a five year term. In May and July 2014,  we entered into sublease agreements  which will commence in August 2014 for a portion of our current corporate headquarters. The sublease agreements expire in October 2016. The terms of the lease and sublease agreements provide for rental payments and income, respectively, on a graduated basis. We recognize rent expense on a straight-line basis over the lease period.

We do not have any material capital lease obligations and all of our property, equipment and software have been purchased with cash. We have no material long-term purchase obligations outstanding with any vendors or third parties.

For a description of our line of credit, see “—Our Indebtedness” above.

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Fluctuation Risk

Our cash and cash equivalents and short-term investments consist of cash, money market funds, U.S. government securities, commercial paper, certificates of deposit and corporate bonds.

The primary objective of our investment activities is to preserve principal while maximizing income without significantly increasing risk. Because our cash and cash equivalents and short-term investments have a relatively short maturity, our portfolio’s fair value is relatively insensitive to interest rate changes. We determined that the nominal difference in basis points from potentially investing our cash and cash equivalents and short-term investments in longer-term investments did not warrant a change in our investment strategy. In future periods, we will continue to evaluate our investment policy in order to ensure that we continue to meet our overall objectives.

Any borrowings under our line of credit with SVB are at a variable rate and, as a result, increases in market interest rates would generally result in increased interest expense on our outstanding borrowings. We believe a hypothetical 10% increase in interest rates as of June 30, 2014 would have an immaterial impact on our investment portfolio, results of operations and cash flows.

Foreign Exchange Risk

We are exposed to foreign exchange risk as we offer our services in 30 countries and disburse our transactions in multiple foreign currencies. However, we believe that this risk is somewhat limited due to the fact that these transactions are usually disbursed in less than three business days. As of June 30, 2014 and December 31, 2013, we had not entered into any foreign exchange hedging contracts.

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

Risks Related to Our Business

We have incurred significant operating losses in the past, and we may not be able to sustain our recent revenue growth and generate sufficient revenue to maintain profitability.

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

These investments may not result in increased revenue or growth in our business. If we are unable to maintain adequate revenue growth and to manage our expenses, we may incur significant losses in the future and may not be able to maintain profitability.

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

If our estimates and assumptions regarding the revenue we can generate from new customers prove incorrect, or if the revenue generated from new customers differs significantly from that of prior customers, we may be unable to recover our customer acquisition costs or generate profits from our investment in acquiring new customers. Our marketing promotions, for example, are susceptible to abuse and may attract new customers who do not send subsequent transactions. Moreover, if our customer acquisition costs or our operating costs increase, as they historically have, the return on our investment may be lower than we anticipate irrespective of the revenue generated from new customers. If we cannot generate profits from this investment, we may need to alter our growth strategy, and our growth rate and results of operations may be harmed.

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

We generate a substantial portion of our revenue from foreign exchange spreads on transactions where the payout currency is other than U.S. dollars. We typically purchase foreign currency each business day on an as-needed basis and evaluate and reset our foreign exchange spread as necessary. Our revenue may be reduced if we incorrectly set our foreign exchange spread. Our revenue also could be reduced in certain instances when customers initiate transactions in a foreign currency that we have not yet purchased. In such instances, if the foreign exchange rate changes materially between the time that a customer initiates a transaction and the time that we purchase the foreign currency, then our revenue could be reduced and our profitability harmed. Our revenue also could be reduced and our profitability harmed if the foreign exchange rate changes between when we purchase our foreign currency and when we sell the foreign currency. In that case, we may reduce our spread to remain competitive or keep our spread the same but lose transaction volume because our exchange rates are viewed as uncompetitive. In addition, foreign exchange rates could become regulated by either U.S. or foreign governments and such governments could implement new laws or regulations that limit our right to set foreign exchange spreads. We may not be able to comply with such regulations and such regulations could harm our business. For example, recent regulations implemented by the Central Bank of Honduras, or the CBH, require that purchases of foreign exchange be made at the rates established by the CBH, thereby restricting our ability to generate revenue from foreign exchange spreads on money transfers sent to Honduras. We do not currently hedge our foreign currency exposure but may in the future.

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

As of June 30, 2014, we had $131.1 million available borrowing capacity under our line of credit, $15.0 million reserved under a standby letter of credit and  a  $3.9 million letter of credit issued as a security deposit in connection with the Company’s new office lease, and we may incur additional indebtedness in the future.

Our indebtedness could have adverse consequences on our business, including:

•	limiting our ability to compete and our flexibility in planning for, or reacting to, changes in our business and the industry;
•	limiting our ability to borrow additional funds because our line of credit agreement contains financial and restrictive covenants that could significantly impact our ability to operate our 35 business, and any failure to comply with them may result in an event of default, which could harm our business;
•	requiring us to dedicate a substantial portion of our cash flows from operations to repay our debt, thereby reducing funds available for working capital and other purposes;
•	increasing our vulnerability to changing economic, regulatory and industry conditions; and
•	limiting our ability to pay dividends to our stockholders.

Actions by regulators could interfere with our business or require us to limit or cease money transfers, which could harm our business and results of operations.

Money transfers are regulated by state, federal and foreign governments. We, along with our payment processors and disbursement partners, are subject to an extensive set of legal and regulatory requirements, including licensing requirements in many U.S. states and in India. If federal, state or foreign regulators were to take actions that interfered with our ability to transfer money reliably, attempt to seize money transfer funds, or limit or prohibit us, our payment processors or our disbursement partners from transferring money in certain countries, whether by imposing sanctions or otherwise, this could harm our business. For example, we have in the past ceased to do business in both South Korea and South Africa as a result of regulatory scrutiny of our disbursement partner’s business in those countries. If we are prevented from transferring money from or to particular states or jurisdictions that are significant to our business, it could harm our business and results of operations. For more information, see “—Regulatory Risks Faced by Our Business”.

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

The markets in which we compete are highly competitive and are highly fragmented. Our largest competitors are The Western Union Company and MoneyGram Payment Systems, Inc. We also compete against smaller, country-specific competitors, banks and informal person-to-person money transfer service providers that evade regulation. In the future, new competitors, alliances, or consolidation among established companies may emerge, or competitors may leave the market, resulting in a changed competitive environment. Some of our competitors have longer operating histories, significantly greater financial, technical, marketing, customer service and other resources, greater name recognition, exclusive agreements or a larger base of customers in affiliated businesses than us. Our competitors may respond to new or emerging technologies, legal or regulatory changes and changes in customer requirements faster and more effectively than we do, and they could be perceived to effectively improve their products and services relative to ours. If we fail to successfully develop and timely introduce new or enhanced products and services or if we make substantial investments in an unsuccessful new product, service or infrastructure change, our business, prospects, financial condition and results of operations could be harmed. Our competitors may devote greater resources to the development, promotion and sale of money transfer services, offer lower prices or better exchange rates and may negotiate exclusive deals which would reduce our opportunities. For example, our competitors have offered coupons for free money transfers and, in India, have established no fee services. Competing services tied to established banks and other financial institutions may offer greater liquidity or superior foreign exchange rates and engender greater consumer confidence in the safety and efficacy of their services than ours. We expect competition to continue to intensify. This competition could result in increased pricing pressure, reduced profit margins, increased sales and marketing expenses, a failure to increase our market share, or a loss of our market share, any of which could harm our business, results of operations and financial condition. There can be no assurance that growth in the digital money transfer market will continue and that competitors would not decrease our market share. If we are unable to compete effectively and continue to grow our business, our business, financial condition and results of operations could be harmed.

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

We are exposed to the risk of loss in the event our disbursement partners fail, for any reason, to disburse funds to recipients according to our instructions. Such reasons could include mistakes by our disbursement partners, or insolvency or fraud by our disbursement partners. To the extent such funds are not disbursed correctly and cannot be recovered, we could be exposed to significant losses, which could harm our results of operations, cash flows and financial condition or potentially cause insolvency. Our funds held by our disbursement partners are not insured by any government or other insurance programs. We have in the past and may in the future suffer such losses. In the event such losses occur, they are not covered by our provision for transaction losses, but are instead characterized in our statements of income as bad debt.

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

Although our systems have been designed around industry-standard architectures to reduce downtime in the event of outages or catastrophic occurrences, they remain vulnerable to damage or interruption from earthquakes, floods, fires, power loss, California rolling blackouts, telecommunication failures, terrorist attacks, cyber-attacks, computer viruses, computer denial-of-service attacks, human error, hardware or software defects or malfunctions (including defects or malfunctions of components of our systems that are supplied by third-party service providers), and similar events or disruptions. Our U.S. corporate offices and one of the facilities we lease to house our computer and telecommunications equipment are located in the San Francisco Bay Area, a region known for seismic activity. Our outsourced support centers, at which a variety of business activities are conducted including providing customer support, customer verification and collections, are located in the Philippines and El Salvador, which locations are also known for seismic activity and natural disasters. Despite any precautions we may take, system interruptions and delays could occur if there is a natural disaster, if a third-party provider closes a facility we use without adequate notice for financial or other reasons, or if there are other unanticipated problems at our leased facilities. As we rely heavily on our servers, computer and communications systems and the Internet to conduct our business and provide high-quality customer service, such disruptions could harm our ability to run our business and cause lengthy delays which could harm our business, results of operations and financial condition. We currently are not able to switch instantly to our back-up center in the event of failure of the main server site. This means that an outage at one facility could result in our system being unavailable for a significant period of time. We do not carry business interruption insurance sufficient to compensate us for losses that may result from interruptions in our service as a result of system failures. A system outage or data loss could harm our business, financial condition and results of operations.

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

We will be required, pursuant to Section 404 of the Sarbanes-Oxley Act, to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting for the year ended December 31, 2014. This assessment will need to include disclosure of any material weaknesses identified by our management in our internal control over financial reporting, and may need to include a statement that our independent registered public accounting firm has issued an opinion on our internal control over financial reporting.

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

From time to time, the Financial Accounting Standards Board, or FASB, either alone or jointly with the International Accounting Standards Board, or IASB, promulgates new accounting principles that could have a material adverse impact on our results of operations. For example, the FASB is currently working together with the IASB to converge certain accounting principles and facilitate more comparable financial reporting between companies who are required to follow generally accepted accounting principles, or GAAP, and those who are required to follow International Financial Reporting Standards, or IFRS. These efforts may result in different accounting principles under GAAP, which may have a material impact on the way in which we report financial results in areas including, among others, revenue recognition, estimating valuation allowances and financial statement presentation. We expect the SEC to make a determination in the future regarding the incorporation of IFRS into the financial reporting system for U.S. companies. A change in accounting principles from GAAP to IFRS would be costly to implement and may have a material impact on our financial statements and may retroactively harm previously reported transactions.

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

We are also subject to regulations imposed by the FCPA in the United States and similar laws in other countries which generally prohibit companies and those acting on their behalf from making improper payments to foreign government officials for the purpose of obtaining or retaining business. Because our services are offered in 30 countries and we have non-U.S. employees, we face a higher risk associated with FCPA compliance and similar statutes than many other companies. Any determination that we have violated these laws could harm our business, financial condition and results of operations.

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

We receive, store and process personal information and other customer data, including bank account numbers, credit and debit card information, identification numbers and images of government identification cards. As a result, we are required to comply with the privacy provisions of the Gramm-Leach-Bliley Act of 1999 and the Payment Card Industry Data Security Standard. There are also numerous other federal, state and local laws around the world regarding privacy and the storing, sharing, use, processing, disclosure and protection of personal information and other customer data, the scope of which are changing, subject to differing interpretations, and may be inconsistent among different jurisdictions or conflict with other applicable rules. Any expansion of our products and services over time, including the growth of our international operations and any future introduction of cross-border bill payment or mobile phone top up services,  may subject us to additional regulatory exposure, including but not limited to the application of foreign consumer privacy laws, as described elsewhere in these risk factors. It is possible that these obligations may be interpreted and applied in a manner that is inconsistent from one jurisdiction to another and may conflict with other rules or our business practices.

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

*The certifications furnished in Exhibits 32.1 and 32.2 hereto are deemed to accompany this Quarterly Report on Form 10-Q and will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, except to the extent that the Registrant specifically incorporates it by reference.

**Users of this data are advised that, pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Date: July 29, 2014	XOOM CORPORATION

	By:	/s/ Ryno Blignaut
Ryno Blignaut
Chief Financial Officer and Chief Risk Officer (Principal Financial and Accounting Officer)

Exhibit Index

Exhibit Number	Description of Exhibits	Incorporated by Reference from Form	Incorporated by Reference from Exhibit Number	Date Filed
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.	Filed herewith
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.	Filed herewith
32.1*	Certification of the Chief Executive Officer, pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act.	Furnished herewith
32.2*	Certification of the Chief Financial Officer, pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act.	Furnished herewith
101.INS**	XBRL Instance Document	Filed herewith
101.SCH**	XBRL Taxonomy Extension Schema Document	Filed herewith
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith

*The certifications furnished in Exhibits 32.1 and 32.2 hereto are deemed to accompany this Quarterly Report on Form 10-Q and will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, except to the extent that the Registrant specifically incorporates it by reference.

**Users of this data are advised that, pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability under these sections.