Form 10-Q
period 2014-09-30
XOOM Corp
filed 2014-11-03
CIK 1315657

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

OR

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __ to __.

Commission file number 001-35801

Xoom Corporation

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of Incorporation or organization)	94-3401054 (I.R.S. Employer Identification No.)

425 Market Street, 12th Floor

San Francisco, CA 94105

(Address of principal executive offices) (Zip Code)

(415) 777-4800
(Registrant’s telephone number, including area code)

100 Bush Street, Suite 300

San Francisco, CA 94104

(Former name, former address and former fiscal year, if changed since last report)

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

On October 27, 2014, 38,447,596 shares of the registrant’s Common Stock, $0.0001 par value, were issued and outstanding.

Xoom Corporation and Subsidiaries

PART I – Financial Information

ITEM 1. Financial Statements

XOOM CORPORATION AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(In thousands, except share and per share data)

	September 30,	December 31,
	2014	2013
	(unaudited)	(derived from audited financial statements)
Assets
Current assets:
Cash and cash equivalents	$93,908	$110,979
Disbursement prefunding	78,928	33,799
Short-term investments	103,212	104,678
Customer funds receivable	33,472	16,381
Prepaid expenses and other current assets	5,197	4,237
Total current assets	314,717	270,074
Non-current assets:
Property, equipment and software, net	14,933	4,855
Goodwill	9,032	—
Intangibles, net	5,339	250
Restricted cash	10,970	7,816
Other assets	1,073	1,084
Total assets	$356,064	$284,079
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$12,814	$8,345
Customer liabilities	21,292	10,791
Line of credit	38,000	—
Total current liabilities	72,106	19,136
Non-current liabilities:
Other non-current liabilities	2,520	99
Total liabilities	74,626	19,235
Commitments and Contingencies (Note 12)
Stockholders’ equity:
Convertible preferred stock, $0.0001 par value, 25,000,000 shares authorized; issued and outstanding 0 shares; aggregate liquidation preference $0 at September 30, 2014 and December 31, 2013	—	—
Common stock, $0.0001 par value, 500,000,000 shares authorized; issued and outstanding 38,443,201 and 37,583,945 shares at September 30, 2014 and December 31, 2013, respectively	4	4
Additional paid-in capital	336,344	321,878
Accumulated other comprehensive loss	(20)	—
Accumulated deficit	(54,890)	(57,038)
Total stockholders’ equity	281,438	264,844
Total liabilities and stockholders’ equity	$356,064	$284,079

See accompanying notes to condensed consolidated financial statements.

XOOM CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Income

(In thousands, except per share data)

	Three Months Ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
	(unaudited)

Revenue	$39,416	$32,279	$115,198	$90,087
Cost of revenue	11,121	10,364	33,676	28,002
Gross profit	28,295	21,915	81,522	62,085
Marketing	7,193	6,312	23,331	18,911
Technology and development	10,018	6,125	26,669	16,435
Customer service and operations	4,403	3,497	12,748	9,839
General and administrative	5,741	3,392	15,716	9,354
Total operating expense	27,355	19,326	78,464	54,539
Income from operations	940	2,589	3,058	7,546
Other income (expense):
Interest expense	(351)	(588)	(1,023)	(1,534)
Interest income	59	46	204	123
Other expense	(220)	(1,002)	(30)	(945)
Income before provision for income taxes	428	1,045	2,209	5,190
(Benefit) provision for income taxes	30	(119)	61	15
Net income	$398	$1,164	$2,148	$5,175
Net income per share:
Basic	$0.01	$0.03	$0.06	$0.18
Diluted	$0.01	$0.03	$0.05	$0.14
Weighted-average shares used to compute net income per share:
Basic	38,347	33,880	38,085	28,686
Diluted	41,765	38,188	41,701	36,438

See accompanying notes to condensed consolidated financial statements.

XOOM CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income

(In thousands)

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
	(unaudited)

Net income	$398	$1,164	$2,148	$5,175
Unrealized gain (loss) on marketable securities, net of taxes of $0	(11)	25	(20)	(4)
Total comprehensive income	$387	$1,189	$2,128	$5,171

See accompanying notes to condensed consolidated financial statements.

XOOM CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(In thousands)

	Nine months ended September 30,
	2014	2013
	(unaudited)
Cash flows from operating activities:
Net income	$2,148	$5,175
Adjustments to reconcile net income to net cash used in operating activities:
Stock-based compensation	6,876	2,837
Depreciation and other amortization expense	2,719	1,607
Amortization of acquired intangible	611	—
Impairment charges related to long-lived assets	304	—
Loss on disposal of fixed assets	8	—
Amortization of premium on investments	1,073	691
Amortization of warrant issuance costs	16	82
Changes in operating assets and liabilities:
Disbursement prefunding	(45,041)	(23,243)
Customer funds receivable	(17,093)	(14,159)
Prepaid expenses and other current assets	(868)	636
Other assets	288	(619)
Customer liabilities	10,501	4,185
Accounts payable and accrued expenses	864	1,490
Other non-current liabilities	1,945	14
Net cash used in operating activities	(35,649)	(21,304)

Cash flows from investing activities:
Purchase of property, equipment, software and intangible assets	(10,793)	(2,531)
Purchase of short-term investments	(108,896)	(106,806)
Proceeds from sales and maturities of short-term investments	109,269	36,538
Cash paid in business combination, net of cash received	(8,874)	—
Change in restricted cash	(3,154)	(1,075)
Net cash used in investing activities	(22,448)	(73,874)

Cash flows from financing activities:
Proceeds from exercise of common stock options	3,003	3,368
Excess tax benefit related to stock-based compensation	23	—
Net borrowings (repayments) under line of credit	38,000	(40,000)
Proceeds from initial public offering, net of costs	—	88,422
Proceeds from follow-on offering, net of costs	—	104,799
Net cash provided by financing activities	41,026	156,589

Net increase (decrease) in cash and cash equivalents	(17,071)	61,411

Cash and cash equivalents, beginning of period	110,979	45,077
Cash and cash equivalents, end of period	$93,908	$106,488

Supplemental disclosures of cash flow information:
Cash paid for taxes	$2	$34
Cash paid for interest	$767	$2,114
Supplemental disclosure of non-cash investing and financing activities:
Current liability in connection with acquisition of BlueKite, LTD	$1,500	$—
Issuance of common stock in connection with acquisition of BlueKite, LTD	$4,470	$—
Purchases of property and equipment in accounts payable and accrued expenses	$2,225	$580
Deferred offering costs not yet paid	$—	$535

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

Business events in 2014 required the Company to make additions to the accounting policies for business combinations, stock-based compensation, property, equipment and software and leases and asset retirement obligations, as more fully set forth below. There have been no other changes in the significant accounting policies as disclosed in the audited consolidated financial statements for 2013 included in the Annual Report.

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

Stock-based Compensation

The Company began granting Restricted Stock Units (“RSUs”) to its employees in January 2014. The stock-based compensation expense related to RSUs is recognized on a ratable basis over the requisite service period of the grant. The fair value of RSUs is determined using the fair value of the Company’s common stock on the date of grant.

Property, Equipment and Software

Property, equipment and software are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable.  Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the assets to future undiscounted net cash flows expected to be generated by the assets.  If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets.  Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

Leases and Asset Retirement Obligations

The Company leases its office facilities and data centers under operating lease agreements and subleases some of its office facilities. Office facilities subject to an operating lease and the related lease payments are not recorded on the Company’s balance sheet. The terms of certain lease and sublease agreements provide for rental payments and rental income on a graduated basis; however, the Company recognizes rent expense and sublease rent income on a straight-line basis over the lease period in accordance with authoritative accounting guidance. Lease incentives are recognized as reductions of rental expense on a straight-line basis over the term of the lease. The lease term begins on the date of the initial possession of the leased property for purposes of recognizing lease expense.

The Company establishes assets and liabilities at the present value of estimated future costs to retire long-lived assets at the termination or expiration of a lease. Such asset retirement costs are depreciated over the shorter of the assets’ useful life or the lease term, and the recorded liabilities are accreted to the future value of the estimated retirement costs.

(c) Recently Issued Accounting Pronouncement

On May 28, 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The new standard is effective for the Company on January 1, 2017. Early application is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. The Company is evaluating the effect that ASU 2014-09 will have on its consolidated financial statements and related disclosures. The Company has not yet selected a transition method nor has it determined the effect of the standard on its ongoing financial reporting.

(2)  Short-term Investments

Marketable securities, classified as available‑for‑sale, are stated at fair value. There were no other-than-temporary losses during any of the periods presented.

As of September 30, 2014, the Company’s short-term investments were $103.2 million, consisting of certificates of deposit of $3.0 million and marketable securities measured at fair value as follows (in thousands):

	September 30, 2014
	Amortized cost	Unrealized gains	Unrealized loss	Fair value
	(unaudited)
U.S. agency notes	$22,822	$2	$(2)	$22,822
Corporate bonds	43,297	1	(22)	43,276
Commercial paper	34,113	1	—	34,114
Total Marketable Securities	$100,232	$4	$(24)	$100,212

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

As of September 30, 2014 and December 31, 2013, there were no short-term investments with maturity dates greater than one year.

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

The book value of the Company’s financial instruments not measured at fair value on a recurring basis, including cash, certificates of deposit, restricted cash, disbursement prefunding, customer funds receivables, line of credit, customer liabilities and the holdback liability in connection with the acquisition of BlueKite, LTD, approximates fair value due to the relatively short maturity, cash repayment terms or market interest rates of such instruments. The fair value of such financial instruments is determined using the income approach based on the present value of estimated future cash flows. The fair value of all of these instruments would be categorized as Level 2 of the fair value hierarchy, with the exception of cash and restricted cash which would be categorized as Level 1.

The Company’s cash equivalents and marketable securities that are measured at fair value on a recurring basis are classified as follows (in thousands):

	September 30, 2014			December 31, 2013
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
	(unaudited)
Cash Equivalents:
Money market funds	$47,676	$—	$—	$43,815	$—	$—
Corporate bonds	—	329	—	—	—	—
Commercial paper	—	1,500	—	—	2,143	—

Marketable Securities:
U.S. agency notes	—	22,822	—	—	23,297	—
Corporate bonds	—	43,276	—	—	42,768	—
Commercial paper	—	34,114	—	—	36,613	—
	$47,676	$102,041	$—	$43,815	$104,821	$—

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

There were no transfers between Level 1 and Level 2 assets during any of the periods presented.

(4)  Property, Equipment and Software, Net

The following is a summary of property, equipment and software at cost, less accumulated depreciation and amortization (in thousands):

	September 30,	December 31,
	2014	2013
	(unaudited)

Office furniture and equipment	$8,273	$5,580
Software	5,566	4,049
Leasehold improvements	8,115	405
Total	21,954	10,034
Less: accumulated depreciation	(7,021)	(5,179)
Property, equipment and software, net	$14,933	$4,855

Depreciation and amortization expense of $1.1 million and $2.7 million was recorded for the three and nine months ended September 30, 2014, respectively. In addition, the Company recorded impairment charges related to long-lived assets of $0.3 million due to the relocation of the Company’s corporate headquarters in the third quarter of 2014. Depreciation and amortization expense of $0.6 million and $1.6 million was recorded for the three and nine months ended September 30, 2013, respectively.

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

(6)  Goodwill and Other Intangible Assets

The Company recorded $9.0 million of goodwill and $5.7 million of an identifiable intangible asset (developed technology) in connection with the Acquisition. Developed technology is being amortized on a straight-line basis over an estimated useful life of seven years. Amortization expense related to the amortizable intangible asset for the three and nine months ended September 30, 2014 was $0.2 million and $0.6 million, respectively, and is included in technology and development expense in the accompanying condensed consolidated statements of income. There was no amortization expense related to any amortizable intangible assets for the three and nine months ended September 30, 2013. As of September 30, 2014, the estimated future amortization expense of the acquired intangible asset (developed technology) for each of the succeeding five years and thereafter is as follows (in thousands):

Year ending December 31:
2014 (from Oct 1, 2014)	$204
2015	814
2016	814
2017	814
2018	814
Thereafter	1,629
Total amortization expense	$5,089

(7)  Accounts Payable and Accrued Expenses

The following is a summary of accounts payable and accrued expenses (in thousands):

	September 30,	December 31,
	2014	2013
	(unaudited)

Accounts payable	$418	$711
Accrued processing and disbursement costs	2,191	2,120
Accrued marketing expense	1,954	1,940
Other accrued expenses	8,251	3,574
	$12,814	$8,345

Other accrued expenses in the table above include the reserve for transaction losses. The Company is exposed to transaction losses due to fraud, as well as nonperformance of third parties and customers. The Company establishes a reserve for such losses based on historical trends and any specific risks identified in processing customer transactions. The following table summarizes the activities of the Company’s reserve for transaction losses during the period presented (in thousands):

Balance as of December 31, 2013	$223
Additions to expense	10,345
Losses incurred, net of recoveries	(10,295)
Balance as of September 30, 2014	$273

(8)  Line of Credit

In September 2013, the Company entered into an Amended and Restated Credit Agreement (the “Restated Loan Agreement”) with Silicon Valley Bank (“SVB”) and other lenders.  The Restated Loan Agreement added additional lenders, increased the available borrowing amount to $150.0 million through

September 2016 and changed certain of the financial provisions. The Company is required to repay the outstanding principal balance under the line of credit in full at least once every eight business days. Under the Restated Loan Agreement, the Company pays a fee of 0.50% per annum for the daily unused portions of the line of credit. The interest rate at September 30, 2014 and December 31, 2013 was 4.25%.  The Company paid a one-time commitment fee of $430,000 in 2013. The Company also paid SVB a one-time arrangement fee of 0.30% of the amount available under the line of credit and an annual administration fee of $45,000 in 2013 and 2014. These expenses, except the annual administration fee which is expensed over twelve months, are being amortized over the period of the Restated Loan Agreement.

SVB issued a standby letter of credit for $15.0 million which satisfied an additional collateral requirement to maintain the Company’s India operations. In connection with the corporate headquarters’ office lease arrangement the Company entered into in December 2013, SVB issued a $3.9 million letter of credit in January 2014 as a security deposit for the Company’s office lease.

As of September 30, 2014, the Company had $93.1 million available under its $150.0 million line of credit, reflecting $38.0 million outstanding under the line of credit and $18.9 million reserved under the two letters of credit.

(9)  Income Taxes

The income tax provision for the three months ended September 30, 2014 was $30,000. There was an income tax benefit of $119,000 for the three months ended September 30, 2013 as the Company reversed $124,000 of federal income taxes that were recorded during the second quarter of 2013. The income tax provision for the nine months ended September 30, 2014 and 2013 was $61,000 and $15,000, respectively. The Company provides for income taxes using an asset and liability approach, under which deferred income taxes are provided based upon enacted tax laws and rates applicable to periods in which the taxes become payable.

The Company is subject to income tax in U.S. federal, various U.S. state and foreign tax jurisdictions. Presently, there are no ongoing income tax examinations in the jurisdictions where the Company operates.

As of September 30, 2014, the Company has a full valuation allowance against its deferred tax asset. The realization of the Company’s deferred tax asset depends primarily on its ability to generate sufficient U.S. taxable income in future periods. The amount of deferred tax asset considered realizable may increase or decrease in subsequent quarters as management reevaluates the underlying basis for the estimates of future domestic taxable income. Significant judgment is required in making this assessment, and it is very difficult to predict when management’s assessment may conclude that the remaining portion of the deferred tax asset is realizable. Based on historical and projected operating performance, and to the extent management expects that the Company’s operations will generate sufficient taxable income in future periods, the Company may partially or fully release the deferred tax valuation allowance in a future period.

(10)  Stock-based Compensation

Stock‑based compensation expense included in the Company’s condensed consolidated statements of income during the periods presented is as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
	(unaudited)
Stock-based compensation expense:
Marketing	$252	$110	$751	$308
Technology and development	929	339	2,335	861
Customer service and operations	215	120	617	304
General and administrative	1,223	531	3,173	1,364
Total stock-based compensation	$2,619	$1,100	$6,876	$2,837

(a)  Stock Options

The fair value of options granted was estimated at the date of the grant using a Black-Scholes option-pricing model. There were no options granted during the three months ended September 30, 2014. The weighted-average grant date fair value of options granted was $11.19 for the three months ended September 30, 2013, and $11.71 and $9.91 for the nine months ended September 30, 2014 and 2013, respectively. The following table presents the weighted-average assumptions for options granted during the periods presented:

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
	(unaudited)
Expected term (in years)	—	6.0	6.2	6.1
Risk-free interest rate	—	1.65%	2.03%	1.26%
Dividend yield	—	None	None	None
Volatility rate	—	44%	43%	44%

Stock option activity and related information during the period indicated was as follows (unaudited):

		Weighted-		Exercisable
		Average		Weighted-
	Options	Exercise	Options	Average
	Outstanding	Price	Exercisable	Exercise Price
Outstanding as of December 31, 2013	6,045,912	$7.72	3,195,701	$3.64
Granted	1,277,572	26.20
Exercised	(776,297)	3.87
Forfeited and cancelled	(100,051)	18.85
Outstanding as of September 30, 2014	6,447,136	$11.67	3,465,509	$6.60

As of September 30, 2014, there were 6,387,776 options that had vested or are expected to vest with a weighted-average exercise price of $11.60 and a weighted-average remaining contractual life of 6.6 years. As of December 31, 2013, there were 5,988,706 options that had vested and were expected to vest with a weighted-average exercise price of $7.67 and a weighted-average remaining contractual life of 6.6 years.

The aggregate intrinsic value of options outstanding was $74.0 million and the aggregate intrinsic value of options exercisable was $54.5 million as of September 30, 2014.

The total intrinsic value of options exercised was approximately $4.5 million and $18.5 million for the three months ended September 30, 2014 and 2013, respectively, and $15.9 million and $22.5 million for the nine months ended September 30, 2014 and 2013, respectively.

As of September 30, 2014, there was $21.1 million of total unrecognized compensation expense related to option grants, which is expected to be recognized over a weighted-average period of 2.6 years.

(b)  Restricted Stock Units

The Company began granting RSUs to its employees in January 2014. The fair value of the RSUs is determined using the fair value of the Company’s common stock on the date of grant. These RSUs typically vest and become exercisable annually over four years. Stock-based compensation expense is amortized on a straight-line basis over the requisite service period.

The following table shows a summary of RSU activity for the nine months ended September 30, 2014 (unaudited):

	Outstanding RSUs
		Weighted-
		Average
		Grant Date
	Shares	Fair Value
Unvested as of January 1, 2014	—	$—
Granted	356,395	20.73
Vested	—	—
Forfeited and cancelled	(26,625)	22.97
Unvested as of September 30, 2014	329,770	$20.55

The aggregate intrinsic value of RSUs outstanding was $7.2 million as of September 30, 2014.

As of September 30, 2014, there was $5.8 million of total unrecognized compensation expense related to RSUs, which is expected to be recognized over a weighted-average period of 2.3 years.

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

The following table presents the calculation of earnings per share (in thousands, except per share data):

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
	(unaudited)
Basic earnings per share:
Numerator:
Net income	$398	$1,164	$2,148	$5,175
Denominator:
Weighted-average common shares	38,347	33,880	38,085	28,686
Basic earnings per share	$0.01	$0.03	$0.06	$0.18

Diluted earnings per share:
Numerator:
Net income	$398	$1,164	$2,148	$5,175
Denominator:
Weighted-average common shares	38,347	33,880	38,085	28,686
Weighted-average shares from convertible preferred stock	—	—	—	3,535
Weighted-average dilutive stock options and RSUs	3,330	4,308	3,531	4,212
Effect of other dilutive securities	—	—	—	5
Contingent stock due to acquisition	88	—	85	—
Weighted-average common shares and equivalents	41,765	38,188	41,701	36,438
Diluted earnings per share	$0.01	$0.03	$0.05	$0.14

The following securities have been excluded from the calculation of diluted net earnings per share of common stock for the periods presented because their effect would have been anti-dilutive (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
	(unaudited)

Stock options outstanding	1,917	11	1,913	27
Unvested RSUs	97	—	56	—
Total common stock equivalents	2,014	11	1,969	27

(12)  Commitments and Contingencies

(a)  Operating Leases

The Company conducts operations from leased facilities under operating lease agreements that expire at various dates through 2024.

After entering into a lease arrangement in December 2013 for office space for its new corporate headquarters, which arrangement commenced in July 2014, the Company entered into sublease agreements for certain portions of its previous corporate headquarters, which subleases commenced in the third quarter of 2014. The sublease agreements expire in October 2016.

The terms of certain lease and sublease agreements provide for rental payments and income on a graduated basis.  The Company recognizes rent expense, net of sublease income, on a straight-line basis over the lease period.

(b)  Litigation

The Company may be involved from time to time in various legal proceedings in the normal course of business, but is currently not a party to any material pending legal proceedings.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis is intended to provide greater details of our results of operations and financial condition and should be read in conjunction with our condensed consolidated financial statements and the notes thereto included elsewhere in this document.  Certain statements in this Quarterly Report constitute forward-looking statements and as such, involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. Such forward-looking statements include any expectation of earnings, revenues or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements related to our ability to forecast demand for our services; statements related to competition; factors that may affect our operating results and business; statements related to security of our product offerings and customer information; statements related to enhancements of existing services and our growth; our anticipated cash needs and our estimates regarding our operating and capital requirements and our needs for additional financing; our disclosure controls and procedures; statements related to intellectual property; statements related to legal proceedings; statements related to recruiting and retaining employees; statements related to future capital expenditures; statements related to future economic conditions or performance; statements as to industry trends; statements related to our and our disbursement partners’ ability to comply with current and future regulations; statements related to our stock; and other matters that do not relate strictly to historical facts or statements of assumptions underlying any of the foregoing.  These statements are often identified by the use of words such as “anticipate”, “believe”, “consider”, “continue”, “could”, “estimate”, “expect”, “intend”, “may”, “plan” or “will” and similar expressions or variations.   Such forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements.  Factors that could cause or contribute to such differences include, but are not limited to those discussed in the section titled “Risk Factors” included in Item 1A of Part II of this Quarterly Report on Form 10-Q, and the risks discussed in our Annual Report and other filings with the SEC. We urge you to consider these factors carefully in evaluating the forward-looking statements contained in this Quarterly Report on Form 10-Q.  These statements are based on the beliefs and assumptions of our management based on information currently available to management.  The forward-looking statements included in this Quarterly Report are made only as of the date of this Quarterly Report.  All subsequent written or oral forward-looking statements attributable to our company or persons acting on our behalf are expressly qualified in their entirety by these cautionary statements.  We do not undertake, and specifically disclaim, any obligation to update any forward-looking statements to reflect the occurrence of events or circumstances after the date of such statements except as required by law.

Overview

We are a leader in the digital consumer-to-consumer international money transfer industry.  Our customers use Xoom to send money to family and friends in 30 countries.  Since January 1, 2009, our customers have used Xoom to send $17.0 billion, including $5.1 billion for the nine months ended September 30, 2014.  We believe we are creating significant value for our customers by providing a convenient, fast and cost-effective solution for international money transfers.

Our solutions are built on our proprietary technology which, combined with our risk management capabilities and global disbursement partner network, constitute our operating platform. Our technology enables easy-to-use online and mobile sender interfaces, effective risk management and seamless integration with our disbursement partners’ systems.

We believe our business model is characterized by predictable and recurring revenue from our large and growing base of new and repeat customers.  Revenue from our repeat customers continued to be over 90% of our total revenue for the nine months ended September 30, 2014. In the nine months ended September 30,

2014, we experienced significant growth as compared to the same period in 2013 as our customer base expanded.  Revenue increased from $90.1 million for the nine months ended September 30, 2013 to $115.2 million for the nine months ended September 30, 2014.

We launched our mobile strategy in November 2011 and continue to make product enhancements. We announced the release of the “Xoom App,” our mobile application, in English in June 2013 and in Spanish in July 2013. The Xoom App is simple to use and includes the ability for customers to send money to their family and friends in seconds with “one tap and one swipe” and track the status of their transactions. In January 2014, we launched sign-up functionality which allows new users to sign-up for a Xoom account on the Xoom App. In May 2014, we introduced a major upgrade to the Xoom App which now allows Xoom customers, including new users, to send money to both new recipients and existing recipients, from their mobile devices.

During the nine months ended September 30, 2014, 49% of the total number of transactions was sent via mobile devices as compared to 32% in the same period in the prior year. During the nine months ended September 30, 2014, more than $1.6 billion of our gross sending volume was sent from mobile devices which represented growth of approximately 99% compared to the same period in the prior year. As of September 30, 2014, 55% of our active customers have transacted at least once via a  mobile device during the last twelve months as compared to 42% as of September 30, 2013.

During the three months ended September 30, 2014, we continued to expand instant bank deposit services to bank accounts in India at ICICI Bank, Union Bank of India, Bank of Baroda, Federal Bank and Yes Bank, using the Immediate Payment Service platform.

In February 2013, the Reserve Bank of India extended its rupee drawing arrangement, or RDA, to money transmitters based in the United States. In July 2013, we began processing transactions to India via RDA. Prior to July 2013, we processed transactions to India exclusively through our wholly-owned subsidiary, buyindiaonline.com Inc., pursuant to its license under the Money Transfer Service Scheme, or MTSS, issued by the Reserve Bank of India. As of July 31, 2013, we began processing all transactions to India without the involvement of buyindiaonline.com Inc., pursuant to RDA. Buyindiaonline.com Inc. retired its MTSS license as of September 30, 2014.

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

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Gross Sending Volume (in thousands)	$1,718,499	$1,515,557	$5,100,532	$4,177,988
Transactions	3,197,129	2,622,600	9,285,967	7,243,600
Active Customers	1,221,733	997,753	1,221,733	997,753
New Customers	96,632	123,600	347,267	368,130
Cost Per Acquisition of a New Customer	$54	$40	$53	$41
Adjusted EBITDA (in thousands)	$4,955	$3,322	$13,546	$11,045

Gross Sending Volume.  We define gross sending volume, or GSV, as the total principal amount of funds sent by our customers in a given period, which does not include our fees.  A percentage of GSV does not ultimately get paid out to recipients due to customer cancellations, our risk management decisions or customer error.  In the periods presented, this percentage has ranged from 2.37% to 3.16%.  Our GSV increased by 13% and 22% for the three and nine months ended September 30, 2014, respectively, compared to the same periods in the prior year.  Some of our customers transact more than others depending on the value of the local currency relative to the U.S. dollar.

Transactions.  This represents the total number of transactions sent by our customers in a given period.  A small percentage of transactions do not ultimately get paid out to recipients due to customer cancellations, our risk management decisions or customer error.  Our transactions increased by 22% and 28% for the three and nine months ended September 30, 2014, respectively, as compared to the same periods in the prior year.  We had increased activity in the three months ended September 30, 2013 primarily due to a weakening Indian Rupee, which resulted in a higher average transaction amount in that period compared to the current period. Consequently, the 13% increase in GSV during the current period as compared to the same period in the prior year is less than the 22% increase in the number of transactions.

Active Customers.  We define active customers as the number of customers who have sent at least one transaction during a trailing twelve month period.  A new customer with one transaction during a trailing twelve month period would also be included as an active customer in the same period.  Our active customers increased by 22% for the nine months ended September 30, 2014 compared to the same period in the prior year.

New Customers.  We define new customers as those customers who have sent their first transaction in a given period.  Our new customer growth decreased by 22% and 6% for the three and nine months ended September 30, 2014, respectively, compared to the same periods in the prior year. The decrease for the three and nine months ended September 30, 2014 compared to the same period in the prior year is primarily due to our planned reduction in marketing spend in the second and third quarters of 2014 during the 2014 World Cup. This reduction adversely impacted our new customer conversion rates for longer than we estimated. In addition, the weakening Indian Rupee during the three months ended September 30, 2013 resulted in higher rates of new customer growth in the same period in the prior year as compared to the current quarter. In the current quarter, we also faced new and aggressive pricing competition in our major recipient countries.

We are increasing our focus on the number of previously inactive customers who, during a reporting period, return to us to transact for the first time in more than 12 months. These customers, in addition to the new customers acquired during the period, are contributing to the growth in our active customers. We are therefore considering consolidating these customers with new customers into a new metric, gross additional customers, in future periods. This new metric would be consistent with the reporting of customer additions by other companies with similar business models.

Cost Per Acquisition of a New Customer.  We calculate cost per acquisition of a new customer, or CPA, in a reporting period as direct marketing cost divided by new customers added in a given period.  Direct marketing cost can include spend to, among other things, attract new customers, retain active customers, increase the number of transactions sent by active customers and re-activate inactive customers. A portion of the direct marketing cost is reflected in our cost of revenue.  Our direct marketing cost does not include certain indirect marketing costs that are included in our marketing expense line item in our condensed consolidated statements of income. Examples of our indirect marketing costs are personnel-related costs, including stock-based compensation, and creative production costs. The increase in CPA for the three and nine months ended September 30, 2014 is primarily due to the decrease in new customers during the period.

Adjusted EBITDA.  Adjusted EBITDA is a non-GAAP financial measure that we calculate as net income adjusted for (benefit) provision for income taxes, interest expense, interest income, amortization of acquired intangible, depreciation and other amortization, and stock-based compensation. Depreciation and other amortization expense includes impairment charges related to long-lived assets due to the relocation of our corporate headquarters during the third quarter of 2014. We believe that adjusted EBITDA provides useful information to investors in understanding and evaluating our business in the same manner as our management and board of directors. Non-GAAP financial measures should be considered supplemental in nature and are not meant as a substitute for the related financial information prepared in accordance with GAAP. The following table presents a reconciliation of adjusted EBITDA for each of the periods presented (unaudited):

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
	(in thousands)
Reconciliation of Adjusted EBITDA:
Net income	$398	$1,164	$2,148	$5,175
(Benefit) provision for income taxes	30	(119)	61	15
Interest expense	351	588	1,023	1,534
Interest income	(59)	(46)	(204)	(123)
Amortization of acquired intangible	204	—	611	—
Depreciation and other amortization expense	1,412	635	3,031	1,607
Stock-based compensation	2,619	1,100	6,876	2,837
Adjusted EBITDA	$4,955	$3,322	$13,546	$11,045

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

Cost of Revenue.  Our cost of revenue includes fees to our disbursement partners for paying funds to the recipient, fees to our payment processors for funding our transactions, a provision for transaction losses and the promotional expenses to acquire new customers, including referees as described below under “—Marketing Expense.” We expect our cost of revenue to increase on an absolute basis for the foreseeable future as we continue to grow our business.

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

Technology and Development Expense.  Our technology and development expense consists of employee compensation and related costs for our engineers and developers based in the United States and Guatemala, costs associated with professional services and consulting, development of new technologies, enhancements of existing technologies, amortization of capitalized internally-developed software and the intangible asset (developed technology) acquired in the Acquisition, and allocated facilities and other supporting overhead costs.  Internally-developed software costs, which primarily relate to the development of specific enhancements such as the development of the Xoom App, are a combination of internal compensation costs of engineering time and costs of outside consultants.  We intend to continue to invest in technology and development efforts to further improve our customer experience and to continue expanding our operating platform. As a result, we expect technology and development expense to increase on an absolute basis for the foreseeable future.

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

(Benefit) Provision for Income Taxes.  (Benefit) provision for income taxes consists of state income taxes in the United States and foreign taxes.  We have not been required to pay U.S. federal income taxes to date because of our current and accumulated net operating losses which totaled $70.4 million as of December 31, 2013.  Since inception, we have only been required to pay minimal state income taxes. As of September 30, 2014, we have a full valuation allowance against our deferred tax asset. We will continue to assess the need for a valuation allowance on the deferred tax asset by evaluating both positive and negative evidence that may exist. Significant judgment is required in making this assessment, and it is very difficult to predict when our assessment may conclude that the remaining portion of the deferred tax asset is realizable. Based on historical and projected operating performance, and to the extent we expect that our operations will generate sufficient taxable income in future periods, we may partially or fully release the deferred tax valuation allowance in a future period. Any adjustment to the deferred tax asset valuation allowance will be recorded in the income statement of the period in which the adjustment is determined to be required.

For the three months ended September 30, 2014, tax expense was $30,000, which consisted of $19,000 of U.S. state income taxes and $11,000 of foreign income taxes.  For the nine months ended September 30, 2014, tax expense was $61,000 which consisted of $38,000 of U.S. state income taxes and $23,000 of foreign income taxes.

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

Recently Issued Accounting Pronouncement

On May 28, 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The new standard is effective for the Company on January 1, 2017. Early application is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. The Company is evaluating the effect that ASU 2014-09 will have on its consolidated financial statements and related disclosures. The Company has not yet selected a transition method nor has it determined the effect of the standard on its ongoing financial reporting.

Results of Operations

The following table sets forth our results of operations in dollars for the periods presented.  The period-to-period comparison of financial results is not necessarily indicative of future results.

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
	(in thousands)
	(unaudited)
Consolidated Statements of Income Data:
Revenue	$39,416	$32,279	$115,198	$90,087
Cost of revenue	11,121	10,364	33,676	28,002
Gross profit	28,295	21,915	81,522	62,085
Marketing	7,193	6,312	23,331	18,911
Technology and development	10,018	6,125	26,669	16,435
Customer service and operations	4,403	3,497	12,748	9,839
General and administrative	5,741	3,392	15,716	9,354
Total operating expense	27,355	19,326	78,464	54,539
Income from operations	940	2,589	3,058	7,546
Other income (expense):
Interest expense	(351)	(588)	(1,023)	(1,534)
Interest income	59	46	204	123
Other expense	(220)	(1,002)	(30)	(945)
Income before provision for income taxes	428	1,045	2,209	5,190
(Benefit) provision for income taxes	30	(119)	61	15
Net income	$398	$1,164	$2,148	$5,175

Revenue

	Three months ended September 30,			Nine months ended September 30,
	2014	2013	% Change	2014	2013	% Change
	(dollars in thousands)
	(unaudited)
Revenue	$39,416	$32,279	22%	$115,198	$90,087	28%

In the three months ended September 30, 2014, revenue increased $7.1 million, or 22%, compared to the three months ended September 30, 2013. The increase was primarily due to a 22% increase in active customers, which included 96,632 new customers added during the three months ended September 30, 2014.

In the nine months ended September 30, 2014, revenue increased $25.1 million, or 28%, compared to the nine months ended September 30, 2013. The increase was primarily due to a 22% increase in active customers, which included 347,267 new customers added during the nine months ended September 30, 2014. In addition, the average number of transactions per active customer was 5% higher in the current period as compared to the prior period.

Cost of Revenue

	Three months ended September 30,			Nine months ended September 30,
	2014	2013	% Change	2014	2013	% Change
	(dollars in thousands)
	(unaudited)
Cost of revenue	$11,121	$10,364	7%	$33,676	$28,002	20%
Percentage of revenue	28%	32%		29%	31%

In the three months ended September 30, 2014, cost of revenue increased $0.8 million, or 7%, compared to the three months ended September 30, 2013. The increase in cost of revenue was primarily driven by a $1.4 million increase in processing and disbursement costs to support the 22% increase in transactions. This was partially offset by  a $0.4 million decrease in transaction losses due to lower fraud and a  $0.2 million decrease in promotional advertising spend. The decrease in cost of revenue as a percentage of revenue and corresponding increase in gross profit for the three months ended September 30, 2014 was mostly due to lower transaction losses and decreased spend on promotional advertising. As a percentage of revenue, promotional advertising expense classified as cost of revenue fluctuates from period to period due to the nature and timing of marketing programs.

In the nine months ended September 30, 2014, cost of revenue increased $5.7 million, or 20%, compared to the nine months ended September 30, 2013. The increase in cost of revenue was driven by a $4.5 million increase in processing and disbursement costs to support the 28% increase in transactions, a $1.0 million increase in promotional advertising, which was classified as cost of revenue in the condensed consolidated statements of income and a $0.2 million increase in transaction losses due to the increase in our GSV. The decrease in cost of revenue as a percentage of revenue and corresponding increase in gross profit for the nine months ended September 30, 2014 was primarily due to the decrease in transaction losses as a percentage of revenue, partially offset by the increase in promotional advertising spend as a percentage of revenue. As a percentage of revenue, promotional advertising expense classified as cost of revenue fluctuates from period to period due to the nature and timing of marketing programs.

Marketing Expense

	Three months ended September 30,			Nine months ended September 30,
	2014	2013	% Change	2014	2013	% Change
	(dollars in thousands)
	(unaudited)
Marketing	$7,193	$6,312	14%	$23,331	$18,911	23%
Percentage of revenue	18%	20%		20%	21%

In the three months ended September 30, 2014, marketing expense increased $0.9 million, or 14%, compared to the three months ended September 30, 2013. There was an increase of $0.4 million in personnel-related costs (including stock-based compensation), an increase of $0.3 million in advertising spend and an increase of $0.2 million in allocated facilities, asset depreciation and impairment expenses and marketing operational spend, including increased travel spend. Marketing expense as a percentage of revenue fluctuates from period to period due to the nature and timing of marketing programs, such as whether promotional advertising is being implemented.

In the nine months ended September 30, 2014, marketing expense increased $4.4 million, or 23%, compared to the nine months ended September 30, 2013. $2.5 million of the increase was due to an expansion of our marketing programs to drive increased customer acquisition and re-activations of customers who have not transacted with us in the trailing twelve month period, including increased offline and online promotions, increased advertising spend to market the Xoom App and other incentives. In addition, there was an increase of $1.2 million in personnel-related costs (including stock-based compensation), an increase of $0.5 million in marketing operational spend, including increased travel spend and an increase of $0.2 million in allocated facilities, asset depreciation and impairment expenses. Marketing expense as a percentage of revenue fluctuates from period to period due to the nature and timing of marketing programs.

Technology and Development Expense

	Three months ended September 30,			Nine months ended September 30,
	2014	2013	% Change	2014	2013	% Change
	(dollars in thousands)
	(unaudited)
Technology and development	$10,018	$6,125	64%	$26,669	$16,435	62%
Percentage of revenue	25%	19%		23%	18%

In the three months ended September 30, 2014, technology and development expense increased $3.9 million, or 64%, compared to the three months ended September 30, 2013. The increase was primarily the result of an increase in personnel-related costs of $2.0 million (including stock-based compensation) due to an increase in the U.S. employee headcount to expand and improve our service, and an increase in personnel-related costs of $0.3 million related to our new development center in Guatemala as a result of the Acquisition. In addition, there was an increase of $0.3 million in information technology and infrastructure costs, including increased spend on web hosting services. There was also an increase of $0.3 million in allocated facilities, an increase of $0.3 million in asset depreciation and other amortization expense and an increase of $0.2 million in amortization of acquired intangibles. In addition, there was an allocation of $0.2 million for asset impairment charges due to the relocation of our corporate headquarters. The remaining increase was primarily due to an increase in operational spend, including increased travel spend.

In the nine months ended September 30, 2014, technology and development expense increased $10.2 million, or 62%, compared to the nine months ended September 30, 2013. The increase was primarily the result of an increase in personnel-related costs of $5.4 million (including stock-based compensation) due to an increase in the U.S. employee headcount to expand and improve our service, and an increase in personnel-

related costs of $0.8 million related to our new development center in Guatemala as a result of the Acquisition. In addition, there was an increase of $1.1 million in information technology and infrastructure costs, including increased spend on web hosting services. There was also an increase of $0.9 million in allocated facilities, an increase in asset depreciation and other amortization expense of $0.9 million and an increase of $0.6 million in amortization of acquired intangibles. In addition, there was also an allocation of $0.2 million for asset impairment charges due to the relocation of our corporate headquarters. The remaining $0.3 million increase was primarily due to an increase in operational spend, including increased travel spend.

Customer Service and Operations Expense

	Three months ended September 30,			Nine months ended September 30,
	2014	2013	% Change	2014	2013	% Change
	(dollars in thousands)
	(unaudited)
Customer service and operations	$4,403	$3,497	26%	$12,748	$9,839	30%
Percentage of revenue	11%	11%		11%	11%

In the three months ended September 30, 2014, customer service and operations expense increased $0.9 million, or 26%, compared to the three months ended September 30, 2013. The increase was primarily due to an increase in the volume of transactions we processed, resulting in an increase in costs of $0.4 million associated with our outsourced support centers (including communication and software costs), and an increase of $0.3 million in personnel-related costs (including stock-based compensation). Various tasks are performed at our outsourced support centers, including customer support, customer verifications and collections. The remaining $0.2 million increase was primarily due to an increase in allocated facilities, asset depreciation expenses, operational spend, including increased travel spend, and asset impairment charges due to the relocation of our corporate headquarters.

In the nine months ended September 30, 2014, customer service and operations expense increased $2.9 million, or 30%, compared to the nine months ended September 30, 2013. The increase was primarily due to an increase in the volume of transactions we processed, resulting in an increase in costs of $1.0 million associated with our outsourced support centers (including communication and software costs), $1.0 million in personnel-related costs (including stock-based compensation), $0.4 million in allocated facilities, asset depreciation expenses and asset impairment charges due to the relocation of our corporate headquarters and $0.3 million in customer verification and fraud prevention costs. The remaining $0.2 million is primarily due to customer satisfaction spend and other operational spend, including increased travel spend.

General and Administrative Expense

	Three months ended September 30,			Nine months ended September 30,
	2014	2013	% Change	2014	2013	% Change
	(dollars in thousands)
	(unaudited)
General and administrative	$5,741	$3,392	69%	$15,716	$9,354	68%
Percentage of revenue	15%	11%		14%	10%

In the three months ended September 30, 2014, general and administrative expense increased $2.3 million, or 69%, compared to the three months ended September 30, 2013. The increase was primarily the result of an increase in personnel-related costs of $1.1 million (including stock-based compensation) due to an increase in headcount to support our overall growth, a  $0.5 million increase in allocated facilities, asset depreciation and asset impairment charges due to the relocation of our corporate headquarters, an increase in consulting, professional services and public company costs of $0.3 million and an increase in operational spend of $0.2 million, including increased travel spend. The remaining $0.2 million increase was primarily due to an increase in franchise taxes, processing errors and regulatory fees.

In the nine months ended September 30, 2014, general and administrative expense increased $6.4 million, or 68%, compared to the nine months ended September 30, 2013. The increase was primarily the result of an increase in personnel-related costs of $3.7 million (including stock-based compensation) due to an increase in headcount to support our overall growth, a  $1.0 million increase in allocated rent, asset depreciation and asset impairment charges due to the relocation of our corporate headquarters, an increase in consulting, professional services and public company costs of $0.5 million, an increase in franchise taxes of $0.3 million and a $0.3 million increase in processing errors and bank and regulatory fees. The remaining $0.6 million increase was primarily due to an increase in information technology, infrastructure costs and other operational spend, including increased travel spend.

Interest Expense

Interest expense decreased $0.2 million and $0.5 million in the three and nine months ended September 30, 2014, respectively, compared to the same period in the prior year as a result of a  decrease in average outstanding debt balances on our line of credit compared to the same period in the prior year.

Other Expense

Other expense decreased $0.8 million and $0.9 million in the three and nine months ended September 30, 2014, respectively, as a result of currency fluctuations over the period between the initiation and the settlement of transactions (usually a period of no longer than 24 hours).

Liquidity and Capital Resources

Since inception, we have financed our operations and capital expenditures primarily through the sale of preferred and common stock and borrowings and, to a lesser extent, exercise of stock options to purchase common stock.  Our principal uses of cash are funding our operations and capital expenditures.

As of September 30, 2014, we had cash, cash equivalents, disbursement prefunding and short-term investments of $276.0 million, which consisted of cash, money market funds, U.S. government securities, commercial paper, certificates of deposit, corporate bonds and prefunded balances with some of our disbursement partners.  All of our cash equivalents and short-term investments are held at U.S. financial institutions.

If a period ends on a weekend or holiday, our cash, cash equivalents and disbursement prefunding is generally higher than if the period ends on a business day, because we will then prefund our disbursement partners for the entire weekend or through the holiday instead of for one business day as discussed below under “—Cash Flows.” For example, as a result of a five-day banking holiday in India following the end of the third quarter of 2014, we utilized the line of credit to prefund disbursement partners for the holiday period, resulting in a higher disbursement prefunding balance than other periods ending on a business day.

We believe that our existing cash and cash equivalents and availability under our line of credit will be sufficient to meet our working capital needs and planned capital expenditures for at least the next 12 months.

Our Indebtedness

In October 2009, we entered into a line of credit agreement, or the Loan Agreement, with Silicon Valley Bank, or SVB, which was amended in September 2012 to add a second lender and increase the available borrowing amount. In September 2013, we amended and restated our line of credit by entering into an Amended and Restated Credit Agreement, or the Restated Loan Agreement. The Restated Loan Agreement added additional lenders and increased the available borrowing amount to $150.0 million through September 2016. We are required to repay the outstanding principal balance under the line of credit in full at least once every eight business days. Under the Restated Loan Agreement, the interest rate is the greater of prime plus 1.00%, the federal funds effective rate plus 1.50%, or 4.25%, and we pay a fee of 0.50% per annum for the daily unused portion of the line of credit.

We have $15.0 million reserved under a standby letter of credit which satisfies the additional collateral requirement to maintain our India operations and a $3.9 million letter of credit issued as a security deposit for our corporate headquarters’ office lease in January 2014.

At September 30, 2014, we had $93.1 million available under our $150.0 million line of credit, reflecting $38.0 million outstanding under the line of credit and $18.9 million reserved under the two letters of credit. We were in compliance with all of our debt covenants as of September 30, 2014.

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

The following table summarizes our cash flows for the periods presented (in thousands):

	Nine months ended September 30,
	2014	2013
	(unaudited)
Net cash used in operating activities	$(35,649)	$(21,304)
Net cash used in investing activities	(22,448)	(73,874)
Net cash provided by financing activities	41,026	156,589

Operating Activities

Our use of cash for operating activities for the nine months ended September 30, 2014 was attributable to changes in our operating assets and liabilities of $49.4 million, partially offset by $2.1 million of our net income and $11.6 million in adjustments for non-cash items. Adjustments for non-cash items primarily consisted of stock-based compensation, depreciation and amortization (including acquired intangible) expense, impairment of long-lived assets and accretion of premiums on short-term investments. The use of cash resulting from changes in our working capital primarily consisted of an increase in disbursement prefunding of $45.0 million relating to an increase in GSV and the timing of funding our partners as described in “—Liquidity and Capital Resources” above and an increase in customer funds receivable of $17.1 million relating to the timing of transactions in process, partially offset by an increase in customer liabilities of $10.5 million related to money that had not yet been disbursed.

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

We received net proceeds of $0.4 million in the nine months ended September 30, 2014 from the net sale and maturities of short-term investments. We used $70.3 million in the nine months ended September 30,  2013 in net purchases of short-term investments.

We used $10.8 million for purchases of property, equipment and development of software in the nine months ended September 30, 2014. These were primarily for leasehold improvements, office furniture and equipment for our corporate headquarters as discussed in “—Our Contractual Obligations and Commitments” below. We used $2.5 million for purchases of property, equipment, intangible assets and development of software in the nine months ended September 30,  2013.

In addition, we had an increase in our restricted cash of $3.2 million during the nine months ended September 30, 2014 due to higher collateral requirements of our existing payment processors as a result of an increase in our processing limits. We had an increase in our restricted cash of $1.1 million during the nine months ended September 30, 2013, due to higher collateral requirements under the license which was held by our subsidiary, buyindiaonline.com Inc., to disburse funds in India as a result of increased sending volume to India.

Financing Activities

Our financing activities have primarily consisted of net proceeds from the issuance of preferred and common stock, exercise of common stock options and repayments and borrowings under our line of credit.

Cash provided by financing activities was $41.0 million in the nine months ended September 30, 2014 primarily due to a  $38.0 million net borrowing under our line of credit and $3.0 million of proceeds from the exercise of options to purchase common stock. As described in “—Liquidity and Capital Resources” above, we utilized the line of credit to prefund disbursement partners due to a five-day banking holiday in India following the end of the third quarter of 2014.

Cash provided by financing activities was $156.6 million in the nine months ended September 30, 2013 primarily due to $88.4 million of net proceeds from our initial public offering of common stock and $104.8 million of net proceeds from our follow-on public offering of our common stock. This was partially offset by net repayments of $40.0 million under our line of credit.

Off-Balance Sheet Arrangements

As described in “—Our Indebtedness” above, SVB issued a standby letter of credit for $15.0 million which satisfies the additional collateral requirement to maintain our India operations.  In connection with our corporate headquarters’ lease arrangement entered into in December 2013, SVB issued a $3.9 million letter of credit in January 2014 as a security deposit for our office lease. As of September 30, 2014 and December 31, 2013, we had $18.9 million and $15.0 million reserved under our letters of credit, respectively.

Contractual Obligations and Commitments

The following table describes our contractual obligations as of September 30, 2014 (in thousands):

	Payments Due by Period
		Less Than	1-3	4-5
	Total	1 Year	Years	Years	Thereafter
	(unaudited)
Operating lease obligations	$48,135	$4,847	$10,493	$9,265	$23,530

The contractual obligations in the table above are associated with agreements that are enforceable and legally binding. Obligations under contracts that we can cancel without a significant penalty are not included in the table above. The table does not include minimum sublease rentals of $2.0 million receivable in the future under non-cancelable sublease agreements.

We lease our office facilities for our corporate headquarters in San Francisco, California under operating leases which expire in 2024. We also lease our back-up data centers under operating leases which expire in 2015 and 2016. In May 2014, we entered into a lease for our Guatemala City development center for a five year term. As our previous corporate headquarters’ office lease agreements expire in 2016, we entered into sublease agreements for a portion of our previous corporate headquarters, which subleases commenced in the third quarter of 2014 and expire in October 2016.  We are working towards subleasing the remaining portion of our previous corporate headquarters in the fourth quarter of 2014. The terms of certain lease and sublease agreements provide for rental payments and income on a graduated basis. We recognize rent expense, net of sublease income, on a straight-line basis over the lease period.

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

Any borrowings under our line of credit with SVB are at a variable rate and, as a result, increases in market interest rates would generally result in increased interest expense on our outstanding borrowings. We believe a hypothetical 10% increase in interest rates as of September 30, 2014 would have an immaterial impact on our investment portfolio, results of operations and cash flows.

Foreign Exchange Risk

We are exposed to foreign exchange risk as we offer our services in 30 countries and disburse our transactions in multiple foreign currencies. However, we believe that this risk is somewhat limited due to the fact that these transactions are usually disbursed in less than three business days. As of September 30, 2014 and December 31, 2013, we had not entered into any foreign exchange hedging contracts.

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

We spent $25.9 million on marketing and $22.5 million on technology and development in 2013, and we expect to continue to spend significant amounts to acquire new customers and to keep existing customers loyal to our service. We cannot assure you that the revenue from customers we acquire will ultimately exceed the marketing and technology and development costs associated with acquiring these customers. We may not be able to acquire new customers in sufficient numbers to continue to grow our business due to macroeconomic factors including exchange rate fluctuations, increased competition, new regulations or other factors, or we may be required to incur significantly higher marketing expenses in order to acquire new customers. In the event that we reduce our marketing in any given period, whether in response to higher marketing expenses or otherwise, we may suffer a decline in new customer growth in that period or subsequent periods. For example, we reduced our television advertising during the 2014 World Cup due to increased advertising costs during that time, which reduction may have impacted new customer growth in the third quarter of 2014. If the level of usage by our existing customers declines or does not continue as expected, we may suffer a decline in customer growth or revenue. In addition, our marketing efforts may fail to attract or retain customers. As we continue to work with endorsers to promote our business, negative publicity about our endorsers or a failure to enter into cost-effective endorsement arrangements could harm our reputation. A decrease in the level of usage or customer growth would harm our business and revenue.

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

As of September 30, 2014, we had $93.1 million available borrowing capacity under our line of credit, reflecting $38.0 million outstanding under the line of credit and $18.9 million reserved under two letters of credit, and we may incur additional indebtedness in the future.

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

Money transfers are regulated by state, federal and foreign governments. We, along with our payment processors and disbursement partners, are subject to an extensive set of legal and regulatory requirements, including licensing and reporting requirements in many U.S. states and in India. If federal, state or foreign regulators were to take actions that interfered with our ability to transfer money reliably, attempt to seize money transfer funds, or limit or prohibit us, our payment processors or our disbursement partners from transferring money in certain countries, whether by imposing sanctions or otherwise, this could harm our business. For example, we have in the past ceased to do business in both South Korea and South Africa as a result of regulatory scrutiny of our disbursement partner’s business in those countries. If we are prevented from transferring money from or to particular states or jurisdictions that are significant to our business, it could harm our business and results of operations. For more information, see “—Regulatory Risks Faced by Our Business.”

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

The markets in which we compete are highly competitive and are highly fragmented. Our largest competitors are The Western Union Company and MoneyGram Payment Systems, Inc. We also compete against smaller, country-specific competitors, banks and informal person-to-person money transfer service providers that evade regulation. In the future, new competitors, alliances, or consolidation among established companies may emerge, or competitors may leave the market, resulting in a changed competitive environment. Some of our competitors have longer operating histories, significantly greater financial, technical, marketing, customer service and other resources, greater name recognition, exclusive agreements or a larger base of customers in affiliated businesses than us. Our competitors may respond to new or emerging technologies, legal or regulatory changes and changes in customer requirements faster and more effectively than we do, and they could be perceived to effectively improve their products and services relative to ours. If we fail to successfully develop and timely introduce new or enhanced products and services or if we make substantial investments in an unsuccessful new product, service or infrastructure change, our business, prospects, financial condition and results of operations could be harmed. Our competitors may devote greater resources to the development, promotion and sale of money transfer services, offer lower prices or better exchange rates and may negotiate exclusive deals which would reduce our opportunities. For example, our competitors have offered coupons for free money transfers and, in India, have offered better exchange rates than we have in certain periods and established no fee services. Competing services tied to established banks and other financial institutions may offer greater liquidity or superior foreign exchange rates and engender greater consumer confidence in the safety and efficacy of their services than ours. We expect competition to continue to intensify. This competition could result in increased pricing pressure, reduced profit margins, increased sales and marketing expenses, a failure to increase our market share, or a loss of our market share, any of which could harm our business, results of operations and financial condition. There can be no assurance that growth in the digital money transfer market will continue and that competitors would not decrease our market share. If we are unable to compete effectively and continue to grow our business, our business, financial condition and results of operations could be harmed.

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

The number of people who access the Internet through mobile devices, including mobile phones and tablets has increased significantly in the past few years and is expected to continue to increase. We believe that mobile devices provide some customers with their first sustained Internet connection, which gives them access to our digital money transfer services. Mobile devices provide us an additional channel to offer our services to new and existing customers and offer a convenient solution to send money at any time, from any Internet-enabled location. Customers can currently access our services on a mobile device through our mobile site or our mobile application. If we are not able to drive customers to our mobile solutions or acquire new customers via our mobile solutions at a rate commensurate with our historical acquisition rates on personal computers, our ability to grow our business could be harmed.

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

While we have entered into non-exclusive agreements with each of our payment processors and disbursement partners, our payment processors and disbursement partners could choose to terminate or not renew their agreements with us or disbursement partners could choose to terminate sub-disbursement partners. A sub-disbursement partner could also choose to terminate its relationship with our disbursement partner or with us. In addition, our payment processors and disbursement partners may require amendments to the terms of the agreements we currently have in place, which amendments may increase our costs and affect our profitability. Payment processor, disbursement partner and sub-disbursement partner attrition or contractual amendments might occur for a number of reasons, including such payment processor’s, disbursement partner’s or sub-disbursement partner’s dissatisfaction with the relationship or the revenue derived from the relationship, changes in the law or changes or perceived changes in the regulatory environment. In the case of a disbursement partner, a competitor may engage a disbursement partner on an exclusive basis, offer greater financial incentives, or cause less attention to be provided to us. If we are unable to maintain our agreements with current payment processors and disbursement partners, or if our disbursement partners are unable to provide an adequate number of disbursement locations with satisfactory hours of operation in their network, our ability to disburse transactions and our revenue and business may be harmed. In India, for example, in the event that our or our disbursement partner’s use of the Immediate Payment Service, or IMPS platform to process transactions were curtailed or hindered, for regulatory reasons or otherwise, our ability to process bank deposits to accounts in India at desired service levels may be negatively impacted and our business may be harmed.

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

We may also be forced to either amend the terms under which we do business, or cease doing business with payment processors if card association operating rules, certification requirements and rules governing electronic funds transfers to which we are subject change or are reinterpreted to make it difficult or impossible for us to comply. Such amendments to the terms under which we currently do business may increase our costs and adversely affect our profitability. If we fail to comply with these rules or requirements, we may be subject to fines and higher transaction fees and lose our ability to accept credit and debit card payments from customers or facilitate other types of online payments, and our business and operating results could be harmed.

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

Our payment processors and disbursement partners have experienced service outages or an inability to connect with our processing systems and this may reoccur in the future. If a payment processor experiences a service outage or service interruption that results in our being unable to collect funds from customers, our liquidity could be harmed and we may not meet our capital requirements. We do not directly access the ACH system or payment card networks such as Visa and MasterCard, which systems enable our acceptance of bank account-funded transactions, credit cards and debit cards. As a result, we rely on banks and other payment processors and disbursement partners to process transactions. In the event of service outages in the payment card or ACH networks, or if our payment processors or disbursement partners were unable to access the payment card or ACH networks, our business would be harmed.

In addition, we rely on our disbursement partners’ information systems to obtain transaction data. If a disbursement partner, or its sub-disbursement partner, experiences a significant disruption to its information system, is unable to synch its system to our system, or does not maintain the appropriate controls over its systems, we may lose our customers’ confidence and our reputation may be harmed. Specific problems that could arise include a disbursement partner could be unable to disburse funds in the time period that we communicated to our customers, we may be unable to confirm if a transaction has been disbursed or customer information could be compromised. We currently undergo an extensive integration process with each disbursement partner, but unforeseen bugs or service outages by either the disbursement partner or us could delay disbursement. Such outages have typically lasted from a couple of hours to a couple of days and may be unplanned. If we are unable to minimize service outages, our business and revenue would be harmed.

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

Our direct-to-consumer marketing may include certain claims, both direct and implied, regarding the quality of our services. For example, we have deployed advertising for our India business in which we say we are able, within certain timeframes, to deposit money into recipients’ accounts within four hours, and in some cases, instantly. If we are unable to meet the claims made in our advertisements and our marketing, or if those claims are found to be misleading, we may alienate or lose credibility with our customers, and we may attract legal or regulatory scrutiny, including under the Federal Trade Commission Act, and/or the CFPB Final Remittance Rule, as described elsewhere in these risk factors. New or existing customers may seek other money transfer services and may not return to our services as often in the future, or at all. This would harm our ability to attract new customers and could decrease the frequency with which current customers use our service, which would be harmful to our business and our revenue.

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

The CFPB’s Final Remittance Rule became effective in the United States in October 2013 and impose additional disclosure and other responsibilities on us as described elsewhere in these risk factors.

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

Although our systems have been designed around industry-standard architectures to reduce downtime in the event of outages or catastrophic occurrences, they remain vulnerable to damage or interruption from earthquakes, floods, fires, power loss, California rolling blackouts, telecommunication failures, terrorist attacks, cyber-attacks, computer viruses, computer denial-of-service attacks, human error, hardware or software defects or malfunctions (including defects or malfunctions of components of our systems that are supplied by third-party service providers), and similar events or disruptions. Our U.S. corporate offices and one of the facilities we lease to house our computer and telecommunications equipment are located in the San Francisco Bay Area, a region known for seismic activity. Our outsourced support centers, at which a variety of business activities are conducted including providing customer support, customer verification and collections, are located in the Philippines and El Salvador, which locations are also known for seismic activity and natural disasters. Despite any precautions we may take, system interruptions and delays could occur if there is a natural disaster, if a third-party provider closes a facility we use without adequate notice for financial or other reasons, or if there are other unanticipated problems at our leased facilities. As we rely heavily on our servers, computer and communications systems and the Internet to conduct our business and provide high-quality customer service, such disruptions could harm our ability to run our business, impede our employees’ ability to conduct business activities whether at our leased facilities or from a remote location, and cause lengthy delays which could harm our business, results of operations and financial condition. We currently are not able to switch instantly to our back-up center in the event of failure of the main server site. This means that an outage at one facility could result in our system being unavailable for a significant period of time. We do not carry business interruption insurance sufficient to compensate us for losses that may result from interruptions in our service as a result of system failures. A system outage or data loss could harm our business, financial condition and results of operations.

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

We will be required, pursuant to Section 404 of the Sarbanes-Oxley Act, to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting for the year ended December 31, 2014. This assessment will need to include disclosure of any material weaknesses identified by our management in our internal control over financial reporting.

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

Our subsidiary, buyindiaonline.com Inc., is also subject to U.S. federal and state regulations, and has been subject to regulation in India. Additionally, Indian regulations may require buyindiaonline.com Inc. or us to file reports relating to suspicious transactions. If we are unable to file these reports in the required timeframes or in the appropriate manner, we may face penalties. We may also become subject to additional reporting, recordkeeping and anti-money laundering regulations as well as additional risks and obligations if we expand our business into new geographic regions.

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

A number of states have enacted legislation regulating money transmitters. To date, we have obtained licenses to operate as a money transmitter in 46 U.S. states, the District of Columbia and Puerto Rico and have applied, or plan to apply, for money transmitter licenses in additional jurisdictions. Our subsidiary, buyindiaonline.com Inc., holds a money transmitter license in one U.S. state. Because buyindiaonline.com Inc. was previously a regulated entity in India, if regulators were to find buyindiaonline.com Inc. in violation of any applicable money services laws and regulations during the period in which it held an MTSS license, or find that it continues to be subject to and not compliant with India’s regulations, such liability would harm our business. We and buyindiaonline.com Inc. are also registered as money services businesses with FinCEN. As a licensed money transmitter, we are subject to bonding requirements, liquidity requirements, restrictions on our investment of customer funds, reporting requirements and inspection by state and foreign regulatory agencies. If our pending applications were denied or if additional states or jurisdictions require us to apply for a license, we could be forced to change our business practice or required to bear substantial cost to comply with the requirements of the additional states or jurisdictions. If we were found to be subject to and in violation of any banking or money services laws or regulations, we could be subject to liability or additional restrictions, such as increased liquidity requirements. In addition, our licenses could be revoked or we could be forced to cease doing business or change our practices in certain states or jurisdictions, or be required to obtain additional licenses or regulatory approvals that could impose a substantial cost on us. Regulators could also impose other regulatory orders and sanctions on us. Any change to our business practices that makes our service less attractive to customers or prohibits use of our services by residents of a particular jurisdiction could decrease our transaction volume and harm our business.

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

Money transfers are regulated by state, federal and foreign governments. Many of our disbursement partners are banks and are heavily regulated by their home jurisdictions. Our non-bank disbursement partners are also subject to money transfer regulations. We require regulatory compliance as a condition to our continued relationship, perform due diligence on our disbursement partners and monitor them periodically with the goal of meeting regulatory expectations. However, there are limits to the extent to which we can monitor their regulatory compliance. Any determination that our disbursement partners or their sub-disbursement partners have violated laws and regulations could seriously damage our reputation, resulting in diminished revenue and profit and increased operating costs. While our services are not directly regulated by governments outside the United States, it is possible that in some cases we could be liable for the failure of our disbursement partners or their sub-disbursement partners to comply with laws, which also could harm our business, financial condition and results of operations.

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

Our stock price may be volatile, and the value of an investment in our common stock may decline.

An active, liquid and orderly market for our common stock may not be sustained, which could depress the trading price of our common stock. The price of our common stock has been, and is likely to continue to be, volatile, which means that it could decline substantially within a short period of time. For example, since shares of our common stock were sold in our initial public offering in February 2013 at a price of $16.00 per share, our closing stock price has ranged from $14.41 to $35.27 through October 29, 2014. The trading price of our common stock may be subject to wide fluctuations in response to various factors, some of which are beyond our control, including:

•	our operating performance and the operating performance of similar companies;
•	the overall performance of the equity markets;
•	the number of shares of our common stock publicly owned and available for trading;
•	changes in laws or regulations relating to our services;
•	any major change in our board of directors or management;
•	publication of research reports about us or our industry or positive or negative recommendations or withdrawal of research coverage by securities analysts;
•	large volumes of sales of our shares of common stock; and
•	general political and economic conditions.

In addition, the stock market in general, and the market for Internet-related companies in particular, has experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of those companies. Securities class action litigation has often been instituted against companies following periods of volatility in the overall market and in the market price of a company's securities. This type of litigation, if instituted against us, could result in very substantial costs, divert our management's attention and resources and harm our business, operating results and financial condition.

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

ITEM 6. Exhibits

The exhibits listed below are filed or incorporated by reference as part of this report.

Exhibit Number	Description of Exhibits	Incorporated by Reference from Form	Incorporated by Reference from Exhibit Number	Date Filed
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.	Filed herewith
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.	Filed herewith
32.1*	Certification of the Chief Executive Officer, pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act.	Furnished herewith
32.2*	Certification of the Chief Financial Officer, pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act.	Furnished herewith
101.INS	XBRL Instance Document	Filed herewith
101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith

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

Date: November 3, 2014	XOOM CORPORATION

	By:	/s/ Ryno Blignaut
Ryno Blignaut
Chief Financial Officer and Chief Risk Officer (Principal Financial and Accounting Officer)

Exhibit Index

Exhibit Number	Description of Exhibits	Incorporated by Reference from Form	Incorporated by Reference from Exhibit Number	Date Filed
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.	Filed herewith
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.	Filed herewith
32.1*	Certification of the Chief Executive Officer, pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act.	Furnished herewith
32.2*	Certification of the Chief Financial Officer, pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act.	Furnished herewith
101.INS	XBRL Instance Document	Filed herewith
101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith

*The certifications furnished in Exhibits 32.1 and 32.2 hereto are deemed to accompany this Quarterly Report on Form 10-Q and will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, except to the extent that the Registrant specifically incorporates it by reference.