Form 10-K
period 2014-12-31
XOOM Corp
filed 2015-03-02
CIK 1315657

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark one)

☒ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

OR

◻TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934



For the transition period from                 to                 .

Commission file number: 001-35801

Xoom Corporation

(Exact name of registrant as specified in its charter)

Delaware	7389	94-3401054
(State or other jurisdiction of Incorporation or organization)	(Primary Standard Industrial Classification Code Number)	(I.R.S. Employer Identification No.)

425 Market Street, 12th Floor, San Francisco, CA 94105

(Address of principal executive offices, including zip code)

(415) 777-4800

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, $0.0001 par value	The NASDAQ Stock Market LLC
(Title of class)	(Name of exchange on which registered)

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ◻    No  ☒

Indicate by check mark whether the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ◻    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ◻

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒     No  ◻

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§232.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or in any amendment to this Form 10-K.    ◻

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	◻	Accelerated filer	☒
Non-accelerated filer	◻ (Do not check if a smaller reporting company)	Smaller reporting company	◻

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ◻    No  ☒

The aggregate market value of common stock held by non-affiliates of the registrant, computed by reference to the closing price at which the common stock was sold on June 30, 2014, the last business day of the registrant’s most recently completed second fiscal quarter, as reported on the NASDAQ Global Select Market, was approximately $652.3 million. Shares of common stock held by each executive officer, director and holder of 10% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status does not reflect a determination that such persons are affiliates of the registrant for any other purpose.

On February 9, 2015, the registrant had  38,699,042 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement relating to its 2015 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. Such Proxy Statement will be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

Xoom Corporation

FORWARD-LOOKING STATEMENTS

The Business section and other parts of this Annual Report on Form 10-K contain forward-looking statements within the meaning of the Securities Exchange Act of 1934, which are subject to risks and uncertainties. The forward-looking statements include statements concerning, among other things, our business strategy (including anticipated trends and developments in, and management plans for, our business and the markets in which we operate), financial results, operating results, revenues, gross margins, operating expenses, products and services, projected costs and capital expenditures, research and development programs, sales and marketing initiatives and competition. In some cases, you can identify these statements by forward-looking words, such as “anticipate,” “believe,” “consider,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan” or “will,” and similar expressions or variations. Actual events or results may differ materially from those expressed or implied by these statements due to various factors, including but not limited to the matters discussed below, in the section titled “Item 1A. Risk Factors,” and elsewhere in this Annual Report on Form 10-K. Many of the forward-looking statements are located in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Examples of forward-looking statements include statements regarding:

•	any expectation of earnings, revenues or other financial items;
•	any statements of the plans, strategies and objectives of management for future operations;
•	any statements related to our ability to forecast demand for our services;
•	statements related to competition;
•	factors that may affect our operating results and business;
•	statements related to security of our product offerings and customer information;
•	statements related to enhancements of existing services and our growth;
•	our anticipated cash needs and our estimates regarding our operating and capital requirements and our needs for additional financing;
•	our disclosure controls and procedures;
•	statements related to intellectual property;
•	statements related to legal proceedings;
•	statements related to recruiting and retaining employees;
•	statements related to future capital expenditures;
•	statements related to future economic conditions or performance;
•	statements as to industry trends;
•	statements related to our and our disbursement partners’ ability to comply with current and future regulations;
•	statements related to the impacts of the business e-mail compromise fraud loss we experienced in December 2014;
•	statements related to our stock; and
•	other matters that do not relate strictly to historical facts or statements of assumptions underlying any of the foregoing.

We caution you that the foregoing list may not contain all the forward-looking statements made in this Annual Report on Form 10-K.

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

PART I

Item 1.Business

Company Overview

Xoom is a leader in the digital consumer-to-consumer international money transfer industry. Our customers use Xoom to send money to and pay bills for family and friends around the world. We offer money transfer services from the United States to 32 countries and our cross-border bill payment services from the United States to five countries.

Our typical customers left their home countries and moved to the United States to seek better employment opportunities and to support their family and friends back home. Our customers represent a broad range of professions and education levels, but share common traits in that they have bank accounts and actively use the Internet or mobile devices. They maintain close ties to home and use Xoom to help their family and friends in their home countries pay their utility bills and afford basic, and sometimes dire, needs for food, shelter, healthcare and other critical, non-discretionary expenses.

At Xoom, we earn and maintain our customers’ trust by providing a high level of service through convenient, fast and cost-effective money transfer and bill payment services. Xoom’s services are initiated online or through a mobile device and can be sent at any time, from any Internet-enabled location. Our service is accessible in multiple languages and both new and repeat customers enjoy a fast and easy transaction process, with the ability to sign up and send transactions within minutes.

Our ability to provide our customers with convenient, fast and cost-effective services relies on our proprietary technology which, combined with our risk management capabilities and global disbursement network, constitute our operating platform. Our technology enables easy-to-use online and mobile sender interfaces, effective risk management and seamless integration with our disbursement partners’ systems. Our risk management capabilities allow us to proactively balance a low-friction customer experience with effective loss mitigation and regulatory compliance. We have built extensive partnerships with major banks, leading retailers, utility providers and aggregators that form our global disbursement network across 32 countries and deliver a high quality of service through regionally recognized, trusted brands.

During 2014, we enhanced our customer experience and expanded our reach in the communities we serve, including with the following initiatives:

•

Business Acquisition – We acquired BlueKite, LTD, a  British Virgin Island business company, which is a Guatemala-based developer of solutions and applications for cross-border bill payment and mobile phone reload services. We launched a development center in Guatemala City to augment our San Francisco product and development teams.

•

New Market Expansion – We introduced our money transfer service to Vietnam, a market that is relatively underserved in online money transfer services, to enable our customers to send bank deposits in a secure, fast and cost-effective way. In January 2015, we introduced our money transfer service to China, one of the top four remittance-receiving countries globally, according to the World Bank.

•

New Product Expansion – We introduced Xoom Bill Pay, our cross-border bill payment service through which our customers can pay their family and friends’ bills online. We launched Xoom Bill Pay to major utility providers in five countries.

•

Mobile Product Enhancement – We introduced a major upgrade to the Xoom App which now allows Xoom customers, including new users, to sign up and send money to both new and existing money transfer recipients from their mobile devices.

•	New and Enhanced Services to India – We launched a partnership with HDFC Bank Limited to provide instant deposit services to rupee-denominated HDFC Bank accounts in India. We also introduced 5 instant bank deposit services to Punjab National Bank accounts in India, and enhanced our partnership with Punjab National Bank to provide instant bank deposit services to many prominent banks in India using the Immediate Payment Service platform: Punjab National Bank, ICICI Bank, Kotak Mahindra Bank, Union Bank of India, Bank of Baroda, Federal Bank and Yes Bank.

•

New and Enhanced Partnerships – We introduced instant deposit to all Metrobank and Philippine National Bank accounts in the Philippines, which, in addition to Xoom’s instant bank deposit service to Banco de Oro, or BDO, provides Xoom customers the ability to instantly send money directly into their recipients’ accounts at three of the top five banks in the Philippines. We also launched our partnership with Banco Popular Dominicano, a Dominican Republic bank, through which Xoom customers can deposit to the bank’s accounts, usually in less than 15 minutes. The partnership also expands Xoom’s cash pickup network on the island to 576 locations.

We believe we are changing the way consumers transfer money and pay bills around the globe by changing their habits and preferences. The value proposition we offer our customers has allowed us to reach over one million active customers in 2014. The quality of service provided by our operating platform has driven customer loyalty, resulting in a meaningful increase in gross sending volume, or GSV. GSV increased from $1.7 billion for 2011 to $6.9 billion for 2014, representing a 59% CAGR. GSV increased from $301.7 million for the three months ended March 31, 2011 to $1.8 billion for the three months ended December 31, 2014. We experience seasonal fluctuations in our business, as described elsewhere in this report.

In prior reporting periods, we have disclosed both our “active customers,” defined as the number of customers who have sent at least one transaction through Xoom during a trailing twelve month period; and “new customers,” defined as those customers who have sent their first ever transaction with Xoom in a given period. We have also disclosed cost per acquisition of a new customer, calculated as our direct marketing cost divided by the number of new customers in a given period.

Our business strategy and marketing efforts are designed to drive growth among all customers within our customer base, which includes investment to attract new customers, retain active customers, increase the number of transactions sent by active customers and re-activate inactive customers. We forecast revenue based on projected growth of our active customer base and our marketing spend targets our entire customer base and is designed to attract new customers and previously inactive customers, and to retain current customers.

As we launch new products and services, such as Xoom Bill Pay, a new customer in any given period may have sent their first transaction with us through any of our then-current product offerings. In addition, previously inactive customers who transacted with us at least once and then return to transact with us for the first time in more than twelve months are steadily contributing to the growth of our active customer base, and are therefore increasingly important to our business. Because such customers have transacted with us before, they do not fall within our definition of “new customers.” These customers are referred to as “win-backs” in the graph below. Due to the importance of this segment within our active customer base, and to properly reflect the importance of both new customers across products and win-backs to our business, we refer to the sum of these two groups of customers as “gross additional customers.”

Management views the number of gross additional customers as a key driver of business growth and revenue, and believes that disclosing the number of our gross additional customers provides an accurate reflection of our business strategy and marketing efforts. We have therefore also disclosed the cost per acquisition of a gross additional customer in this Annual Report on Form 10-K, and will report both gross additional customers and cost per acquisition of a gross additional customer in subsequent reporting periods. New customers will be included within the number of gross additional customers, and new customers and cost per acquisition of a new customer will no longer be disclosed separately. These changes are more fully described in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Gross Additional Customers (in thousands)

180
160
140
120
100
80
60
40
20
0
CAGR : 21%
Q1
Q2
Q3
Q4
Q1
Q2
Q3
Q4
Q1
Q2
Q3
Q4
Q1
Q2
Q3
Q4
2011
2012
2013
2014
Win-backs
New Customers

Gross Sending Volume (in millions)

$2,000
$1,800
$1,600
$1,400
$1,200
$1,000
$800
$600
$400
$200
$0
CAGR : 59%
Q1
Q2
Q3
Q4
Q1
Q2
Q3
Q4
Q1
Q2
Q3
Q4
Q1
Q2
Q3
Q4
2011
2012
2013
2014
Gross Additional Customers
Repeat Customers*

* Repeat customers exclude win-back customers.

We generate revenue from transaction fees charged to customers, and from foreign exchange spreads on transactions where the payout currency is other than U.S. dollars. We charge a $2.99 transaction fee for bill payments and our money transfer service fees generally vary by country, type of funding source, disbursement currency and send amount, but do not vary by method of disbursement, how the transaction was initiated (via computer or mobile device) or the location of the customer. Our foreign exchange revenue is derived from the difference between our cost to buy local currency and the price at which we sell the currency, referred to as our foreign exchange spread. Our foreign exchange spreads vary by country, but have typically ranged from approximately 1% to 3% of a transaction’s principal send amount. We believe our business model is often characterized by predictable and recurring revenue from our large and growing base of new and repeat customers. In addition, our business model yields attractive per unit economics; over a 36 month period we estimate that, for a gross additional customer acquired today for $47 in marketing expense, we will generate $270 of revenue and $193 of gross profit.

Industry Overview

The market for global money transfer is large and growing. Developing countries largely remain the top recipients of global remittances. The top four remittance-receiving countries – India, China, the Philippines and Mexico – are projected to collectively receive an estimated annual volume of over $187 billion in 2014 according to the World Bank.

Traditionally, the global money transfer market has been highly fragmented. It is served by a few large players, many small regional players, traditional banks and informal person-to-person money transfer providers that evade regulation. The large industry players primarily service senders who fund with cash, which requires maintaining an extensive network of agents in the United States and the associated physical infrastructure, including significant infrastructure in receiving locations. We consider ourselves a leader in the cross-border bill payment services market. Our business model allows us to provide our customers with cost-effective money transfers and bill payments because we do not pay originating agent commissions and the majority of our transactions are funded directly from bank accounts, which lowers our cost of sales.

With the widespread consumer adoption of digital channels and a steady proportion of the banked population among the foreign-born community in the United States, we believe we are disrupting the traditional forms of money transfer and cross-border bill payment with our services which provide a convenient, fast and cost-effective way to send money.

Our Solutions

Our solutions are designed to offer customers a convenient, fast and cost-effective way to send money to and pay bills for family and friends at any time, from any Internet-enabled location. Our operating platform allows us to provide innovative solutions to the challenge of transferring funds internationally, as described below.

Origination. All Xoom transactions originate online, without the costs or inconvenience of initiating a transaction at a physical agent location or bank. Our services are available over the Internet or through a mobile device on our website at www.xoom.com or through our mobile application.

Funding. Our customers have the option to fund a transaction with a U.S.-based bank account, credit card or debit card, which we do not require to be from any particular bank or banks. We do not have originating agents who accept cash. As a result, we do not incur the costs or commissions associated with physical agent-based origination and funding. Over 90% of our GSV is funded by bank accounts through the Automated Clearinghouse system, or ACH. ACH transactions are less expensive to fund than credit or debit card transactions as ACH does not include variable fees associated with these transactions.

Disbursement. Our money transfer service is offered from the United States to 32 countries, including many major recipient countries, such as India, Mexico and the Philippines. Our customers can pay bills in five countries, including Mexico. Our bill payment service facilitates electronic payments to utility providers, allowing our customers to pay bills owed by their family and friends. Money transfer recipients accept money in the manner they prefer and to which they are individually or culturally accustomed. Xoom’s money transfer disbursement options include direct deposit into a recipient’s bank account in all countries we serve, cash pick-up at our disbursement partner locations in most countries we serve or home delivery of cash in the Dominican Republic and the Philippines. Direct deposit recipients enjoy fast deposits through the direct integration of Xoom’s platform with each of its bank-to-bank partners and cash pick-up recipients can pick up cash at retail outlets and banks generally within seconds or minutes. With home delivery, recipients can enjoy the convenience of receiving cash directly at their doorstep. The quality of our disbursement partners make us a trusted source of money transfers in particular because money transfer customers are typically already familiar with their chosen disbursement partner and recipients feel comfortable receiving money where they regularly bank or shop.

Transaction Processing. We provide a high level of risk management, compliance and regulatory oversight and customer service. From the inception of a transaction, our platform enables us to quickly and seamlessly assess the transaction’s risk profile without introducing undue friction into the customer experience. We test each transaction for compliance, anti-money laundering, acceptable use, anti-fraud and funding risk within seconds. We also have 24/7 expert human oversight to monitor transaction traffic and identify and mitigate risks as they develop. Additionally, our multi-lingual customer service operations provide 24/7 support for both our customers and disbursement partners. Online and telephone support addresses customer inquiries, real-time transaction status updates, technical issue resolution, social media support, information verification, collections, internal processing monitoring and complaint resolution. We believe our strong risk management, combined with our high level of customer service, is reflected in our consistently low transaction loss rates and compelling value proposition. Our transaction loss rates have been 35 basis points or lower as a percentage of GSV on an annual basis since 2010.

Technology and Development

We intend to aggressively grow our business by continuing to invest in our technology platform and enhancing our services. We develop many of our products and services internally. We have been granted one patent for a feature of our electronic payment processing system and have four patent applications and one provisional patent application on file with the U.S. Patent and Trademark Office that relate to various aspects of our products and technology. We continue to make substantial investments in updating our technology platforms. We expect to focus our future research and development efforts on enhancing existing products and services and on developing new products and services, including enhanced mobile capabilities, introduction of a mobile phone reload service through which senders can add value to their recipients’ prepaid mobile phones and expansion into new international markets for all products. Our research and development expense, which is included in technology and development expense in our consolidated financial statements was $28.5 million, $17.6 million and $12.0 million for the years ended December 31, 2014, 2013 and 2012, respectively.

Our Technology Platform

Our technology platform, developed over the last twelve years, enables us to process transactions safely and securely, while complying with applicable money transfer regulations and minimizing fraud. We use a combination of proprietary technology and open source solutions. Our technology platform includes:

•	A customer interface which allows customers to send transactions from our website, mobile website, or mobile application quickly and easily, using a computer, a tablet or a mobile phone;
•

A proprietary risk management system that helps us manage the primary risk challenges our business confronts, including ACH returns on instant ACH transactions, payment and fraud risk, anti-money laundering and regulatory compliance and acceptable use concerns by using predictive artificial intelligence models, inline real-time rules engines, granular controls, 24/7 expert oversight, sending limits, and comprehensive searching to link related accounts;

•

A proprietary transaction processing platform which allows us to send money seconds after our customer has authorized a transaction, either from a customer’s bank account through the ACH network, or from a customer’s credit or debit card; and

•

A proprietary disbursement integration platform which securely integrates our systems directly with those of our disbursement partners, so that we can deliver money quickly to a utility provider, a recipient’s bank account or to one of our disbursement partners for cash pick-up or delivery.

We will continue to invest in delivering technologies that improve our customer experience and the safety and security of our customers’ transactions. We designed our technology platform to handle traffic well in excess of expected peaks and to scale efficiently and easily with the addition of new servers. We incurred $37.0 million, $22.5 million and $16.0 million in technology and development expenses for the years ended December 31, 2014, 2013 and 2012, respectively.

Our Mobile Strategy

We launched our mobile strategy in November 2011 and our mobile application in mid-2013. We believe that, on average, customers sending money transfer transactions with mobile devices typically send more money in a given period as compared to similar customers who send money transfer transactions using only desktop computers. We also believe that our mobile solutions help us retain active customers. In 2014, 50% of our transactions were sent via mobile devices compared to 35% in 2013. In the fourth quarter of 2014, 55% of our transactions were sent via mobile devices. We believe this percentage will continue to increase over time as mobile devices become more popular, particularly among people whose only Internet access is via mobile device. During 2014, approximately $2.3 billion of our gross sending volume was sent from mobile devices which represented growth of approximately 90% compared to 2013. Our mobile application, the “Xoom App,” is simple to use and allows customers to sign up and send money and track the status of their transactions. Existing customers are able to send money in seconds with “one tap and one swipe.” We will continue to optimize our services for mobile devices to capitalize on the continued and growing trend in mobile usage. Our quarterly mobile device usage as a percentage of overall transactions since we launched our mobile strategy in November 2011 was as follows:

Transactions

*We launched our mobile strategy in November 2011.

Marketing and Corporate Development

We market our services to customers through a variety of channels including television, radio, online and mobile advertisements, social networks and incentive programs such as our Refer-A-Friend program and other targeted promotions. Our marketing program has been fine-tuned through years of continuous improvement and experience, yielding an attractive return on investment and customer lifetime value, or CLV.

Our corporate development team identifies and works with disbursement partners that will allow us to offer our customers the most convenient network of prominent banks, retailers with well-recognized brands and utility providers in the countries we serve. We continuously work with our disbursement partners to improve quality and reduce costs.

Customer Support

We believe that effective customer support is critical to attracting new customers and retaining existing customers. Our customer operations group handles a range of customer experience management areas, including inbound customer calls and emails, partner and internal processing system monitoring, complaint resolution, customer verification and collections.

Our customer support organization provides support to customers including by email, telephone and via a comprehensive set of frequently asked questions on our website. We have two outsourced support centers, one in the Philippines and one in El Salvador, allowing us to serve our customers around the clock in multiple languages.

Regulation

Our services are subject to a wide range of laws and regulations enacted by the U.S. federal government, each of the states in the United States, many localities and many other countries and jurisdictions. These include international, federal and state anti-money laundering laws and regulations; financial services regulations;

currency control regulations; anti-bribery laws; regulations of the U.S. Treasury Department’s Office of Foreign Assets Control, or OFAC; money transfer and payment instrument licensing laws; escheatment laws; privacy, data protection and information security laws; consumer disclosure and consumer protection laws; and rules, laws and regulations including those governing credit and debit cards, electronic payments and competition. We process all transactions to India via the Reserve Bank of India’s rupee drawing arrangement, or RDA, and are therefore also subject to applicable Indian regulations and reporting requirements.

We continually enhance our business practices and strategies and compliance programs, including our anti-money laundering program, which comprises policies, procedures, systems and internal controls to monitor and to address various legal and regulatory requirements and evolving industry practices. Our programs include dedicated compliance personnel, training and monitoring programs, suspicious activity reporting, regulatory outreach and education, and support and guidance to our disbursement partners concerning regulatory compliance. Our money transfer and bill payment networks operate through third-party disbursement partners in most countries, and, therefore, there are limitations on our legal and practical ability to manage those disbursement partners’ compliance programs. See “Risk Factors” for additional discussion regarding potential impacts of our disbursement partners’ failure to comply.

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

Money Transfer Licensing. Most states in the United States require us to be licensed to process transactions for their residents. To date, we have obtained money transmitter licenses in 46 U.S. states, the District of Columbia and Puerto Rico, and have applied, or plan to apply, for money transmitter licenses in additional jurisdictions. Our subsidiary, buyindiaonline.com Inc., was previously licensed in both India under the Money Transfer Service Scheme, or MTSS, and in the state of Delaware and retired its license in both jurisdictions as of September 30, 2014 and December 31, 2014, respectively. We and buyindiaonline.com Inc. are also registered as money services businesses with the U.S. Department of the Treasury Financial Crimes Enforcement Network, or FinCEN, although we do not expect to renew buyindiaonline.com Inc.’s license upon its expiration in 2015.

Recent Federal Legislation in the United States. Regulations implementing the Dodd-Frank Act have imposed additional regulatory requirements upon us. The Dodd-Frank Act created the Consumer Financial Protection Bureau, or the CFPB, which issues and enforces consumer protection initiatives governing financial products and services, including money transfer services, in the United States.

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

Competition & Our Competitive Strengths

The markets in which we compete are highly competitive and are highly fragmented. However, we believe we have competitive strengths that position us favorably in our markets, including the convenience, speed and competitive cost of our services; our proprietary risk management system which balances a low-friction customer experience with low transaction loss rates; an online transaction origination model which affords us valuable insight into customer behavior as a result of the transaction-related data we collect for each transaction; our marketing expertise; our established global disbursement capabilities; and our efficient regulatory compliance.

Our largest competitors are The Western Union Company and MoneyGram Payment Systems, Inc. We also compete against country-specific money transfer and cross-border bill payment players, banks and informal person-to-person money transfer service providers that evade regulation. In the future, new competitors or alliances among established companies may emerge.

Intellectual Property

The Xoom brand is important to our business. We utilize trademark registrations in the United States and internationally to protect our brand. We rely on a combination of patent and trademark laws, trade secret protection and confidentiality and license agreements to protect the intellectual property rights related to our services, all of which offer only limited protection. In addition, we have been granted one patent for a feature of our electronic payment processing system and have four patent applications and one provisional patent application on file with the U.S. Patent and Trademark Office.

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

Employees

As of December 31, 2014, we had 295 full-time employees. We also rely on outsourcing for our support centers and other operational support. None of our employees is represented by a labor union or covered by a collective bargaining agreement. We have not experienced any work stoppages and we consider our relations with our employees to be good.

Geographic Information

For a description of our revenue and long-lived assets by geographic location, see Note 3 of the Notes to our consolidated financial statements included elsewhere in this Annual Report.

Corporate Information

We were incorporated in California in June 2001 and reincorporated into Delaware in November 2012. Since our inception we have provided digital consumer-to-consumer money transfers. From 2003 to 2005, we also offered other services within the money transfer business. From 2006 to 2014, we chose to focus solely on providing digital consumer-to-consumer international money transfers. In 2014, we introduced our cross-border bill payment service. Our principal executive office is located at 425 Market Street, 12th Floor, San Francisco, CA 94105. Our telephone number at our principal executive office is (415) 777-4800.

We use various trademarks and trade names in our business, including “Xoom” and XOOM®, which we have registered in the United States and in various other countries. This report also contains trademarks and trade names of other businesses that are the property of their respective holders. We have omitted the ® and ™ designations, as applicable, for the trademarks we name in this report.

Available Information

We are subject to the information and periodic reporting requirements of the Exchange Act, and, in accordance with such requirements, file periodic reports, proxy statements, and other information with the Securities and Exchange Commission, or the SEC. These periodic reports, proxy statements, and other information are available for inspection and copying at the regional offices, public reference facilities, and web site of the SEC referred to below. We also maintain a website at http://www.xoom.com. You may access our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act with the SEC free of charge at our website as soon as reasonably practicable after such material is electronically filed with, or furnished to, the SEC.

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

Item 1A.Risk Factors

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

Since our inception, we have incurred significant operating losses and, as of December 31, 2014, we had an accumulated deficit of $83.4 million. Although our revenue has grown rapidly, increasing from $32.8 million in 2010 to $159.1 million in 2014, we expect that our revenue growth rate will decline in the future as a result of a variety of factors, including the maturation of our business, increased competition and the gradual decline in the year-over-year percentage growth of gross additional customers. You should not rely on the revenue growth of any prior quarterly or annual period as an indication of our future performance. We also expect our costs to increase in future periods as we continue to expend substantial financial resources on, among other things:

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

We have a limited operating history in an evolving market that may not grow as expected. This limited operating history makes it difficult to effectively assess our future prospects. You should consider our business and prospects in light of the risks and difficulties we encounter in this evolving market. These risks and difficulties include our ability to, among other things:

•	retain an active customer base and attract new customers;
•	avoid interruptions or disruptions in our service or slower-than-expected website or mobile application load times;
•	improve the quality of the customer experience on our website and through mobile devices;
•	earn and preserve our customers’ trust with respect to the security of their transactions and personal financial information;

•	process, store and use personal customer data in compliance with governmental regulation and other legal obligations related to privacy;
•	comply with extensive existing and new laws and regulations;
•	effectively maintain a scalable, high-performance technology infrastructure that can efficiently and reliably handle increased transactions globally;
•	successfully deploy new or enhanced features and services;
•	compete with other companies that are currently in, or may in the future enter, the digital money transfer or cross-border bill payment business;
•	hire, integrate and retain world-class talent; and
•	expand our business into new sending and receiving countries.

If the market for our services does not develop as we expect, or if we fail to address the needs of this market, our business will be harmed. We may not be able to successfully address these risks and challenges, including those described elsewhere in these risk factors. In the event that demand for our services weakens, including due to declines in customer transactions or the amount of money sent by customers per transaction, our business and results of operations may be harmed. Failure to adequately address these risks and challenges could harm our business and results of operations.

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

We spent $32.7 million on marketing and $37.0 million on technology and development in 2014, and we expect to continue to spend significant amounts to acquire new customers and to keep existing customers loyal to our service. We cannot assure you that the revenue from customers we acquire will ultimately exceed the marketing and technology and development costs associated with acquiring these customers. We may not be able to acquire new customers in sufficient numbers to continue to grow our business due to macroeconomic factors including exchange rate fluctuations, increased competition, new regulations or other factors, or we may be required to incur significantly higher marketing expenses in order to acquire new customers. In the event that we reduce our marketing in any given period, whether in response to higher marketing expenses or otherwise, we may suffer a decline in new customer growth in that period or subsequent periods. For example, we reduced our television advertising during the 2014 World Cup due to increased advertising costs during that time, which reduction may have impacted new customer growth in the third quarter of 2014. If the level of usage by our existing customers declines or does not continue as expected, we may suffer a decline in customer growth or revenue. In addition, our marketing efforts may fail to attract or retain customers. As we continue to work with endorsers to promote our business, negative publicity about our endorsers or a failure to enter into cost-effective endorsement arrangements could harm our reputation. A decrease in the level of usage or customer growth would harm our business and revenue.

Inaccurate forecasts of our customer growth could result in our expenses exceeding our revenue and ultimately harm our business.

Our customer growth forecast is a key driver in our business plan which affects our ability to accurately forecast revenue. If we overestimate customer growth, our revenue will not grow as we forecast, our costs and expenses may exceed our revenue and our profitability will be harmed. In addition, we plan our operating expenses, including marketing expenses, and our hiring needs in part on our forecasts of customer growth and future revenue. If customer growth or revenue for a particular period is lower than expected, we may not be able to proportionately reduce our operating expenses for that period, which would harm our results of operations for that period.

If the revenue generated by customers differs significantly from our expectations, or if our customer acquisition costs or costs associated with servicing our customers increase, we may not be able to recover our customer acquisition costs or generate profits from this investment.

We spent $32.7 million on marketing in 2014 and expect to continue to spend significant amounts to acquire additional customers and keep existing customers loyal to our service, primarily through offline and online advertising and marketing promotions. Our decisions regarding investments in customer acquisition are based upon our analysis of the revenue we have historically generated per customer over the expected lifetime value of the customer. Our analysis of the revenue that we expect a customer to generate over his or her lifetime depends upon several estimates and assumptions, including whether a customer will send a second transaction, whether a customer will send multiple transactions in a month, the amount of money that a customer sends in a transaction and the predictability of a customer’s sending pattern. Our experience in markets in which we presently have low penetration rates may differ from our more established markets.

If our estimates and assumptions regarding the revenue we can generate from customers prove incorrect, or if the revenue generated from new customers differs significantly from that of prior customers, we may be unable to recover our customer acquisition costs or generate profits from our investment in acquiring new customers. Our marketing promotions, for example, are susceptible to abuse and may attract new customers who do not send subsequent transactions. Moreover, if our customer acquisition costs or our operating costs increase, as they historically have, the return on our investment may be lower than we anticipate irrespective of the revenue generated from new customers. If we cannot generate profits from this investment, we may need to alter our growth strategy, and our growth rate and results of operations may be harmed.

Our quarterly operating results fluctuate and may not predict our future performance accurately. Variability in our future performance could cause our stock price to fluctuate or decline.

Although we have grown quickly in recent years, our quarterly operating results will fluctuate in the future as a result of a variety of factors, many of which are beyond our control. These factors include:

•	changes in our costs, including transaction fees charged by our payment processors and disbursement partners;
•	relative rates of customer acquisition;
•	the digital money transfer sending behavior of our customers, including seasonal patterns;
•	exchange rate fluctuations;
•	changes in our pricing policies or those of our competitors;

•	the introduction of new or enhanced services and related features by us or our competitors and any delays in the introduction of such services or market acceptance of these features and services;
•	the number of customer transaction refunds in a given period;
•	the number of fraudulent transactions in a given period;
•	the success rate of recovering failed or insufficient transaction funding;
•	bank holidays in foreign markets;
•	draw downs on our line of credit; and
•	other changes in our operating expenses, personnel and general economic conditions.

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

We generate a substantial portion of our revenue from foreign exchange spreads on transactions where the payout currency is other than U.S. dollars. We typically purchase foreign currency each business day on an as-needed basis and evaluate and reset our foreign exchange spread as necessary. Our revenue may be reduced if we incorrectly set our foreign exchange spread. Our revenue also could be reduced in certain instances when customers initiate transactions in a foreign currency that we have not yet purchased. In such instances, if the foreign exchange rate changes materially between the time that a customer initiates a transaction and the time that we purchase the foreign currency, then our revenue could be reduced and our profitability harmed. Our revenue also could be reduced and our profitability harmed if the foreign exchange rate changes between when we purchase our foreign currency and when we sell the foreign currency. In that case, we may reduce our spread to remain competitive or keep our spread the same but lose transaction volume because our exchange rates are viewed as uncompetitive. In addition, foreign exchange rates could become regulated by either U.S. or foreign governments and such governments could implement new laws or regulations that limit our right to set foreign exchange spreads. We may not be able to comply with such regulations and such regulations could harm our business. For example, regulations implemented in 2014 by the Central Bank of Honduras, or the CBH, require that purchases of foreign exchange be made at the rates established by the CBH, thereby restricting our ability to generate revenue from foreign exchange spreads on money transfers sent to Honduras. We do not currently hedge our foreign currency exposure but may in the future.

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

This requires us to have access to significant amounts of capital, particularly at high volume sending times which we may not be able to forecast accurately. Our need to access capital will increase as our number of customers, transactions processed and gross sending volume increases. Increases in our transactions processed, even if short term in nature, can cause increases in our capital requirements. Our ability to meet our capital requirements could be affected by various factors, including any inability to collect funds from customers, inability to maintain fraud losses at acceptable rates, or incurring unanticipated losses. If we do not have sufficient capital, we may not be able to access or raise additional capital, pursue our growth strategy, fund key strategic initiatives, such as feature development, or continue to transfer money to recipients before we receive the funds from our customers, which we refer to as instant ACH transactions. In addition, we may not be able to meet new capital requirements introduced or required by our regulators and payment processors. We currently have a line of credit but there can be no assurance that the line of credit will be sufficient or that we will have access to additional capital. Failure to meet capital requirements or to have access to sufficient capital could harm our business, financial condition and results of operations.

We may not be able to secure additional financing in a timely manner, or at all, to meet our future capital needs, which could impair our ability to execute on our business plan.

We believe that our existing cash, cash equivalents and short-term investments, available borrowing under our existing line of credit and expected cash flow from operations will be sufficient to meet our operating and capital requirements for at least the next 12 months. However, we may require additional capital to respond to business opportunities (including increasing the number of customers acquired or during high volume sending periods), challenges, acquisitions or unforeseen circumstances and may determine to engage in equity or debt financings for other reasons. Any debt financing secured by us in the future could involve restrictive covenants relating to our capital raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions. We may not be able to secure additional debt or equity financing in a timely manner, or at all, which could require us to scale back our business plan and operations.

We have debt obligations that could restrict our operations.

As of December 31, 2014, we had $103.1 million available borrowing capacity under our $150 million line of credit, reflecting $28.0 million outstanding under the line of credit and $18.9 million reserved under two standby letters of credit, and we may incur additional indebtedness in the future.

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

Actions by regulators could interfere with our business or require us to limit or cease transactions, which could harm our business and results of operations.

Our transactions are regulated by state, federal and foreign governments. We, along with our payment processors and disbursement partners, are subject to an extensive set of legal and regulatory requirements, including licensing and reporting requirements in many U.S. states and in India. If federal, state or foreign regulators were to take actions that interfered with our ability to transfer money reliably, attempt to seize transaction funds, or limit or prohibit us, our payment processors or our disbursement partners from transferring money in certain countries, whether by imposing sanctions or otherwise, this could harm our business. For example, we have in the past ceased to do business in South Korea and South Africa as a result of regulatory scrutiny of our disbursement partner’s business in those countries. If we are prevented from sending transactions from or to particular states or jurisdictions that are significant to our business, it could harm our business and results of operations. For more information, see “— Regulatory Risks Faced by Our Business.”

We generate a substantial portion of our revenue from money transfers to India, the Philippines and Mexico, and the failure to continue to generate such revenue due to economic, political or regulatory factors beyond our control could harm our business, financial position and results of operations.

More than 70% of our total revenue in 2014 was derived from money transfers to India, the Philippines and Mexico. As a result, any limitations (regulatory or otherwise) on our ability to send money to these jurisdictions, or any economic or political instability, civil unrest, natural disasters or other similar circumstances localized in these countries could have a disproportionately harmful impact on our business, financial position and results of operations.

We face intense competition and, if we are unable to continue to compete effectively, our business, financial condition and results of operations would be harmed.

The markets in which we compete are highly competitive and are highly fragmented. Our largest competitors are The Western Union Company and MoneyGram Payment Systems, Inc. We also compete against smaller, country-specific competitors, banks and informal person-to-person money transfer service providers that evade regulation. In the future, new competitors, alliances, or consolidation among established companies may emerge, or competitors may leave the market, resulting in a changed competitive environment. Some of our competitors have longer operating histories, significantly greater financial, technical, marketing, customer service and other resources, greater name recognition, exclusive agreements or a larger base of customers in affiliated businesses than us. Our competitors may respond to new or emerging technologies, legal or regulatory changes and changes in customer requirements faster and more effectively than we do, and they could be perceived to effectively improve their products and services relative to ours. If we fail to successfully develop and timely introduce new or enhanced products and services or if we make substantial investments in an unsuccessful new product, service or infrastructure change, our business, prospects, financial condition and results of operations could be harmed. Our competitors may devote greater financial and other resources to acquire customers and to the development, promotion and sale of money transfer services, offer lower prices or better exchange rates and may negotiate exclusive deals which would reduce our opportunities. For example, our competitors have offered coupons for free money transfers and, in India, have offered better exchange rates than we have in certain periods and established no fee services. As a result, we have experienced attrition of rate-sensitive customers, particularly those customers who send money transfers to India. Competing services tied to established banks and other financial institutions may offer greater liquidity or superior foreign exchange rates and engender greater consumer confidence in the safety and efficacy of their services than ours. We expect competition to continue to intensify. This competition could result in increased pricing pressure, increased customer acquisition costs, reduced profit margins, increased sales and marketing expenses, a failure to increase our market share, or a loss of our market share, any of which could harm our business, results of operations and financial condition. There can be no assurance that growth in the digital money transfer market will continue and that competitors would not decrease our market share. We also cannot assure you that new competitors will not emerge with cross-border bill payment services that are as competitive as or more competitive than our service. If we are unable to compete effectively and continue to grow our business, our business, financial condition and results of operations could be harmed.

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

The introduction of services embodying new technologies could render our existing services and features obsolete or less attractive to customers. Other similar technologies exist or could be developed in the future, and our business could be harmed if such technologies are widely adopted. For example, widespread adoption and acceptance of new payment services and/or digital currencies by consumers, retailers, banks and national governments could threaten the relevance of our services and features to our customers and have a significant negative impact on the growth of the digital money transfer industry as a whole and our ability to be successful. In addition, new competitors may emerge in the cross-border bill payment services market that render our service less attractive to customers. We may not be able to successfully anticipate or adapt to changing technology or customer requirements on a timely basis, or at all. If we fail to keep up with technological changes or to convince our customers and potential customers of the value of our services even in light of new technologies, our business, results of operations and financial condition could be harmed.

Many people use mobile phones and other mobile devices to access information on the Internet and if we are not successful in developing effective mobile solutions, or those solutions are not widely adopted, our business could be harmed.

The number of people who access the Internet through mobile devices, including mobile phones and tablets has increased significantly in the past few years and is expected to continue to increase. We believe that mobile devices provide some customers with their first sustained Internet connection, which gives them access to our digital services. Mobile devices provide us an additional channel to offer our services to new and existing customers and offer a convenient solution to send money at any time, from any Internet-enabled location. Customers can currently access our services on a mobile device through our mobile site or our mobile application. If we are not able to drive customers to our mobile solutions or acquire new customers via our mobile solutions at a rate commensurate with our historical acquisition rates on personal computers, our ability to grow our business could be harmed.

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

The ability to access our services at all times and at acceptable load times is important for our business. We have previously experienced, and may experience in the future, service disruptions, outages and other performance problems due to a variety of factors, including infrastructure changes, human or software errors, hardware failures, capacity constraints due to an overwhelming number of customers accessing our service simultaneously, denial of service, fraud or security attacks or failure of third-party service providers on whom we rely to perform data hosting and related services. In some instances, we may not be able to identify the cause of these performance problems within an acceptable period of time. It may become increasingly difficult to maintain and improve the availability and reliability of our services, especially during peak usage times, as our services become more complex and as our customer traffic increases. If our service is unavailable when customers attempt to access it or it does not load as quickly as they expect, customers may believe that our services are unreliable or too slow. New or existing customers may seek other services and may not return to our services as often in the future, or at all. This would harm our ability to attract customers and could decrease the frequency with which they use our website and mobile solutions. We expect to continue to make significant investments to maintain and improve the availability and reliability of our services and to enable rapid releases of new features. To the extent we do not effectively address capacity constraints, upgrade our systems as needed and continually develop our technology and network architecture to accommodate actual and anticipated changes in technology, our business and results of operations may be harmed.

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

We face risks in the event of a sustained deterioration of financial market liquidity, as well as in the event of sustained deterioration in the liquidity or failure of financial institutions where we deposit money, including financial institutions that hold prefunding accounts for our disbursement partners. In particular:

•

We may be unable to access funds in our investment portfolio, deposit accounts and clearing accounts on a timely basis to pay transactions and receive settlement funds. Any resulting need to access other sources of liquidity or short-term borrowing would increase our costs. Any delay or inability to pay transactions could harm our business, financial condition and results of operations;

•

Our funds are held by banks in the United States and abroad. During high volume sending periods, a significant portion of our available cash may be held in an account or accounts outside of the United States. Our payment processors, the commercial banks that hold our funds, our disbursement partners and the financial institutions that hold prefunding accounts for our disbursement partners or our disbursement collateral could fail or experience sustained deterioration in liquidity. This could lead to our inability to move funds on a global and timely basis as required to pay transactions and receive settlement funds, loss of prefunded balances or a breach in our regulatory capital requirements if we are unable to recover our funds;

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

If general market conditions in the United States were to deteriorate, our business could be harmed. Any uncertainty with regard to U.S. financial stability could result in credit and financial market disruptions, adversely affect our ability to access capital markets on favorable terms and harm our business and our financial results and condition. Additionally, macroeconomic or market concerns may diminish the demand for our products and services compared to historical growth rates, including due to low consumer confidence, high unemployment, or reduced global trade. If the volume of our transactions declines or international migration patterns shift due to deteriorating economic conditions, we may be unable to timely and effectively reduce our operating costs or take other actions in response, which could harm our results of operations.

We face payment and fraud risks from our prospective customers and service providers that could harm our business, financial condition and results of operations.

More than 90% of the volume of amounts sent through Xoom in the aggregate, which we refer to as gross sending volume, is funded by bank accounts through the Automated Clearinghouse system, or ACH. Over 95% of our ACH-funded transactions are released for disbursement prior to our receiving funds from our customers, which exposes us to repayment risk. If customers have insufficient funds in their bank accounts or have closed their bank accounts and we are unable to collect the funds from customers, our revenue will decline and our business may be harmed. We also offer our customers the ability to fund transactions utilizing their credit or debit card. Because these are card-not-present transactions, they involve a greater risk of fraud. If we are unable to effectively manage our payment and fraud risks, our business may be harmed.

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

Criminals are using increasingly sophisticated methods to engage in illegal or fraudulent activities. Such activity may take many forms, including unauthorized use of credit or debit cards and bank account information, check fraud, electronic fraud, wire fraud, phishing, social engineering and other illicit acts. Information security breaches may include fraudulent or unauthorized access to systems used by us or our customers, denial or degradation of service attacks, and malware or other cyber-attacks. Because we are a digital service provider, requirements relating to customer authentication and fraud detection are more complex. We may ultimately be held liable for the unauthorized use of a cardholder’s card number in an illegal activity and be required by card issuers to pay a charge-back fee. Charge-backs result not only in our loss of fees earned with respect to the payment, but also leave us liable for the underlying transaction amount. If our charge-back rate becomes excessive, card associations also may require us to pay fines. In addition, we may be subject to additional fraud risk if third-party service providers or our employees fraudulently use customer information for their own gain or facilitate the fraudulent use of such information. In general, we have little recourse if we process a criminally fraudulent transaction.

We have been in the past, and may be again in the future, the target of fraudulent activity. For the year ended December 31, 2014, our transaction loss expense totaled $13.3 million, representing 0.19% of our gross sending volume. Our transaction loss expense may increase in future quarters if our fraud systems lose effectiveness. We have taken measures to detect and reduce the risk of fraud and will continue to do so. However, as the methods and schemes utilized by perpetrators of fraud are constantly evolving or, in some cases, are not immediately detectable, we cannot assure you of these measures’ continuing effectiveness or our ability to update these measures to address future fraud risks. If these measures do not succeed, our business will be harmed.

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

A failure in or breach of our operational or security systems, including cyber attacks, or those of our disbursement partners and other service providers, could harm our business, result in the disclosure or misuse of confidential or proprietary information, damage our reputation, increase our costs and cause losses.

We obtain, transmit and store confidential customer information in connection with our services. These activities are subject to laws and regulations in the United States and other jurisdictions. The requirements imposed by these laws and regulations, which often differ materially among the many jurisdictions to which we are subject, are designed to protect the privacy of personal information and to prevent that information from being inappropriately disclosed. We accordingly rely heavily on our information systems for the secure processing, storage and transmission of confidential customer and company information. Although we have developed and continue to invest in technologies, systems and processes that are designed to detect and prevent security breaches and cyber attacks and periodically test our security, we may still not be able to prevent or remedy the effects of any failure or breach. Threats to our operational and security systems may originate externally from third parties, such as foreign governments, organized crime and other hackers, outsourced or infrastructure-support providers, application developers, or the threats may originate from within our company. If a third party or an employee were to misappropriate, misplace or lose corporate information, including our financial and account information, our customers’ personal information, remittance information or our source code, our business may be harmed.

Despite any defensive measures we take to manage threats to our system, our risk and exposure to these matters remain heightened because of, among other things, the evolving nature of such threats in light of advances in computer capabilities, new discoveries in the field of cryptography, new and sophisticated methods used by criminals including phishing, social engineering or other illicit acts, or other events or developments that we may be unable to anticipate or fail to adequately mitigate. In December 2014, we determined that we were the victim of a criminal fraud known to law enforcement authorities as business e-mail compromise fraud which involved employee impersonation and fraudulent requests targeting our finance department, which resulted in the transfer of $30.8 million in corporate cash to overseas accounts. While we do not expect the fraud to have a material impact on our business, we have also borne additional expenses in connection with the remediation and investigation of the fraud. In addition, following our announcement of the fraud in January 2015, we and certain of our officers were sued in a putative class action lawsuit alleging that we violated federal securities laws by misrepresenting and/or omitting information in the offering materials distributed in connection with our initial public offering.

Threats to our systems may also increase as we expand our products and services, including our mobile services. Given the increasingly high volume of our transactions, certain errors or fraudulent transactions may be repeated or compounded before they are discovered and rectified. We may be required to expend significant capital and other resources to protect against any future security breaches or losses or to alleviate problems caused by these breaches or losses. Our disbursement partners and third-party contractors also may experience security breaches involving the storage and transmission of our data. If third parties gain improper access to our systems or databases or those of our disbursement partners or contractors, they may be able to steal, publish, delete or modify confidential customer information. A security breach could result in monetary losses to us or our customers, our inability to expand our business, additional scrutiny and fines or penalties from regulatory or governmental authorities, damage to our reputation, loss of customers and customer confidence in our services, exposure to civil litigation, including as discussed above, a breach of our contracts with lenders or other third parties, a decline in our stock price, loss of investors, or may subject us to liquidity risks, or jeopardize our relationships with our financial services providers including payment processors and disbursement partners, and other third parties, all which could harm our business, financial condition and results of operations.

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

Our payment network consists of payment processors and disbursement partners. Payment processors clear and process the funds from the customer to us. We rely on U.S. banks and card processors to provide clearing, processing and settlement functions for the funding of all of our transactions. Disbursement partners disburse funds to our customers’ recipients, and, in the case of our bill payment service, to utility providers. We also rely on a network of major banks and leading retailers to disburse funds to our customers’ recipients in 32 countries. In addition, our disbursement partners may operate their own network of disbursement partners, which we refer to as sub-disbursement partners, with which we may not have a direct relationship.

While we have entered into non-exclusive agreements with each of our payment processors and disbursement partners, our payment processors and disbursement partners could choose to terminate or not renew their agreements with us or disbursement partners could choose to terminate sub-disbursement partners. A sub-disbursement partner could also choose to terminate its relationship with our disbursement partner or with us. In addition, our payment processors and disbursement partners may require amendments to the terms of the agreements we currently have in place, which may increase our costs and affect our profitability. Payment processor, disbursement partner and sub-disbursement partner attrition or contractual amendments might occur for a number of reasons, including such payment processor’s, disbursement partner’s or sub-disbursement partner’s dissatisfaction with the relationship or the revenue derived from the relationship, changes in the law or changes or perceived changes in the regulatory environment. In the case of a disbursement partner, a competitor may engage a disbursement partner on an exclusive basis, offer greater financial incentives, or cause less attention to be provided to us. If we are unable to maintain our agreements with current payment processors and disbursement partners, or if our disbursement partners are unable to provide satisfactory hours of operation in their network or an adequate number of money transfer disbursement locations, our ability to disburse transactions and our revenue and business may be harmed. In India, for example, in the event that our or our disbursement partner’s use of the Immediate Payment Service, or IMPS, platform to process money transfer transactions were curtailed or hindered, for regulatory reasons or otherwise, our ability to process bank deposits to accounts in India at desired service levels may be negatively impacted and our business may be harmed.

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

Payment processors and disbursement partners also engage in a variety of activities in addition to providing our services and may encounter business difficulties unrelated to our services. Such engagement could cause the affected payment processor or disbursement partner to reduce the services provided, cease to do business with us, or cease doing business altogether. This could lead to our inability to clear our payment instruments or move funds on a global and timely basis as required to settle our obligations. In addition, because we offer instant ACH transactions for the vast majority of our transactions, if a disbursement partner experienced insufficient liquidity or ceased to do business, we may not be able to recover funds held with that disbursement partner which could lead to a breach of our capital requirements, our insolvency or otherwise harm our business.

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

We have experienced rapid growth in our headcount and transaction volume, which places substantial demands on our management and operational infrastructure. Our headcount grew from 150 employees at December 31, 2012 to 295 employees at December 31, 2014. Additionally, we may not be able to hire new employees quickly enough to meet our needs. As we continue to grow, we must effectively integrate, develop and motivate a large number of new employees, while maintaining the beneficial aspects of our company culture. If we fail, our efficiency and ability to meet our forecasts and our employee morale, productivity and retention could suffer, and our business and operating results could be harmed.

Our gross sending volume increased over 302% from $1.7 billion in 2011 to $6.9 billion in 2014. We will need to continue to improve our operational, financial and management controls, and our reporting systems and procedures in order to manage this growth. If we do not manage the growth of our business and operations effectively, the quality of our services and efficiency of our operations could suffer, which could harm our brand, results of operations and business.

If we fail to expand effectively into new markets abroad, our future growth rates may be harmed.

We are exploring opportunities to expand our operations into new markets abroad by both increasing the number of countries to which customers can send transactions and also increasing the number of countries where transactions can originate. As described elsewhere in these risk factors, we face intense and continuing competition. Our continued growth depends on our ability to expand into new origination and recipient markets. If we encounter difficulties or delays in doing so, but our competitors are successful early entrants into new markets, our competitors may obtain a competitive advantage that could lead to our inability to increase market share and/or preclude us from entering those markets at all, which could harm our business, financial condition and results of operations. In addition, any future expansion into new markets could place us in unfamiliar competitive environments and involve various risks, including incurring losses or failing to comply with applicable laws and regulations. Such expansion would also require significant resources and management time, and there is no guarantee that, after expending such resources and time, we will receive the necessary approvals to operate in such new markets. If we are ultimately granted authority to operate in such new markets, it is possible that returns on such investments will not be achieved for several years, if at all. There is no guarantee that our business model will be successful in a new market, that we could maintain profit margins in these new markets or that international expansion would help grow our business. For example, we recently launched money transfer services to China and may face unanticipated obstacles which may render our China services ineffective, unprofitable, or vulnerable to fraud and payment risks at levels that are unacceptable. As described elsewhere in these risk factors, we may also face unanticipated regulatory scrutiny, including scrutiny of our disbursement partners, which may thwart our success in China, or in any other new market. We have offered money transfer services to China in the past but ceased to do business there due to unanticipated challenges, and we cannot assure you of a successful re-entry into the market. If we are unable to successfully expand our operations into new markets, our future growth rates may be harmed.

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

Our services remain susceptible to potentially illegal or improper uses as criminals are using increasingly sophisticated methods to engage in illegal activities involving Internet services and payment providers. Because our customers send transactions using bank accounts or credit and debit cards via the Internet, and these are not face-to-face transactions, these transactions involve a greater risk of fraud. Other illegal or improper uses of our services may include money laundering, terrorist financing, drug trafficking, human trafficking, illegal online gaming, romance and other online scams, illegal sexually-oriented services, prohibited sales of pharmaceuticals, fraudulent sale of goods or services, piracy of software, movies, music and other copyrighted or trademarked goods, unauthorized uses of credit and debit cards or bank accounts and similar misconduct. Users of our services may also encourage, promote, facilitate or instruct others to engage in illegal activities. If the measures we have taken are too restrictive and inadvertently screen proper transactions, this could diminish our customer experience which could harm our business. Despite measures we have taken to detect and lessen the risk of this kind of conduct, we cannot assure you that these measures will stop all illegal or improper uses of our services. Our business could be harmed if customers use our system for illegal or improper purposes.

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

We rely on our disbursement partners to disburse funds to our customers’ money transfer recipients and pay outstanding bills owed by our customers’ family and friends to utility providers. If the experience delivered by our disbursement partners to a recipient is deemed unsatisfactory for any reason, including because our disbursement partners are not properly trained to disburse money or deliver poor customer service, if wait times at our disbursement partners’ pick up locations are too long, if cash pick-up locations are not located in convenient and safe locations and open for business at convenient times, or if our disbursement partners fail to timely apply funds to outstanding account balances, customers may choose to not use our services in the future and our business would be harmed.

Customer complaints or negative publicity could result in a decline in the use of our services and our business could suffer.

Customer complaints or negative publicity about our service could diminish consumer confidence in our services which could lead to a reduced use of our services. Breaches of our customers’ privacy and our security measures, and any failure to effectively monitor the acceptable use of our services, could have the same effect. Measures we take to combat risks of fraud and breaches of privacy and security, such as cancelling customer transactions, closing customer accounts, or restricting or decreasing the number or types of transactions certain customers are authorized to send, could damage relations with our customers. These measures heighten the need for prompt and accurate customer service to resolve irregularities and disputes. Effective customer service requires significant personnel expense, and this expense, if not managed properly, could impact our profitability significantly. Any inability by us to manage or train our own or our outsourced customer service representatives properly could compromise our ability to handle customer complaints effectively. If we do not handle customer complaints effectively, our reputation may be harmed and we may lose our customers’ confidence.

If consumers’ confidence in our business or in money transfer providers generally deteriorates, our business could be harmed.

We rely on consumers’ confidence in our brand and our ability to provide a convenient, fast and cost-effective service to send money and pay bills online. Erosion in confidence in our business, or in money transfer providers as a means to transfer money, could adversely impact money transfer volumes, which would in turn harm our business, financial position and results of operations.

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

We depend in part on various Internet search engines, such as Google and Yahoo!, to direct a significant amount of traffic to our website. Our ability to maintain the number of visitors directed to our website is not entirely within our control. Our competitors’ search engine optimization efforts may result in their websites receiving a higher search result page ranking than ours, or Internet search engines could revise their methodologies in an attempt to improve their search results, which could adversely affect the placement of our search result page ranking. As a result, links to our website may not be prominent enough to drive traffic to our website, and we may not be able to influence the results. If Internet search engines modify their search algorithms in ways that are detrimental to our new customer growth or in ways that make it harder for our customers to find or use our website, or if our competitors’ search engine optimization efforts are more successful than ours, overall growth in our customer base could slow, and we could lose existing customers. In addition, search engines that we use to advertise our brand, including Google, have frequently changing rules that govern the pricing, availability and placement of online advertisements (e.g., paid search and keywords) and changes to these rules or any other terms of our contractual relationships with such search engines which jeopardize our ability to use online advertising to promote our brands in a cost-effective manner, or at all, would harm our business. Our website has experienced fluctuations in search result rankings in the past, and we anticipate similar fluctuations in the future. Any reduction in the number of persons directed to our website would harm our business.

We market certain levels of service to our customers, including advertisements regarding the speed of our service. If we fail to meet the advertised levels of service, our business could be harmed.

Our direct-to-consumer marketing may include certain claims, both direct and implied, regarding the quality of our services. For example, we have deployed advertising for our India business in which we say we are able, within certain timeframes, to deposit money into recipients’ accounts within four hours, and in some cases, instantly. If we are unable to meet the claims made in our advertisements and our marketing, or if those claims are found to be misleading, we may alienate or lose credibility with our customers, and we may attract legal or regulatory scrutiny, including under the Federal Trade Commission Act, and/or the CFPB Final Remittance Rule, as described elsewhere in these risk factors. New or existing customers may seek other services and may not return to our services as often in the future, or at all. This would harm our ability to attract new customers and could decrease the frequency with which current customers use our service, which would be harmful to our business and our revenue.

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

We rely on a combination of patent and trademark laws, trade secret protection and confidentiality and license agreements to protect the intellectual property rights related to our services, all of which offer only limited protection. We have been granted one patent for a feature of our electronic payment processing system, and have four patent applications and one provisional patent application currently on file.  The process of obtaining patent protection is expensive and time consuming, and we may not be able to prosecute all necessary or desirable patent applications at a reasonable cost or in a timely manner. We may choose not to seek patent protection for certain innovations and may choose not to pursue patent protection in certain jurisdictions. Furthermore, it is possible that our patent applications may not issue as granted patents, that the scope of our issued patents will be insufficient or not have the coverage originally sought, that our issued patents will not provide us with any competitive advantages, and that our patents and other intellectual property rights may be challenged by others or invalidated through administrative process or litigation. In addition, issuance of a patent does not guarantee that we have an absolute right to practice the patented invention. As a result, we may not be able to obtain adequate patent protection or to enforce our issued patents effectively. We may be subject to claims by third parties alleging that we infringe their intellectual property rights or have misappropriated other proprietary rights.

We have in the past and may in the future bring a claim against third parties alleging infringement of our intellectual property rights. If any of our future claims are unsuccessful, and one or more infringing products are commercially successful, then this could diminish the value of our brand, adversely affect our ability to market our services, and our business could be harmed. We may be required to spend resources to defend such claims or to protect and police our own rights. Some of our intellectual property rights may not be protected by intellectual property laws, particularly in foreign jurisdictions. The loss of our intellectual property protection, the inability to secure or enforce intellectual property protection or to successfully defend against claims of intellectual property infringement could harm our business.

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

We provide money transfer services to 32 countries and territories and cross-border bill payment services to five countries and may expand into additional sending and receiving countries. Our ability to grow in international markets could be harmed by a number of factors, including:

•	changes in political and economic conditions and potential instability in certain regions;
•	restrictions on transactions to or from certain countries;
•	currency control and repatriation issues;
•	changes in regulatory requirements or in foreign policy, including the adoption of domestic or foreign laws, regulations and interpretations detrimental to our business;
•	possible increased costs and additional regulatory burdens imposed on our business;
•

the implementation of U.S. sanctions, which could result in, among other things, prohibitions against doing business in certain countries or with certain financial institutions abroad, bank closures in certain countries and the freezing of our assets;

•	burdens of complying with a wide variety of laws and regulations;
•	failure to manage fraud or payment risks at acceptable levels;
•	fraud, theft or lack of compliance by disbursement partners in foreign legal jurisdictions where legal enforcement may be difficult or costly;
•	reduced protection of our intellectual property rights;
•	unfavorable tax rules, additional taxes to which we are or may become subject or trade barriers;

•	inability to secure, train or monitor disbursement partners; and
•	failure to successfully manage our exposure to foreign exchange rates, in particular with respect to the Indian Rupee.

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

The CFPB’s Final Remittance Rule became effective in the United States in October 2013 and it imposes additional disclosure and other responsibilities on us as described elsewhere in these risk factors.

A material slowdown or disruption in international migration patterns could harm our business.

Our business relies in part on international migration patterns. Our typical customers are immigrants who have moved from their home countries to the United States and use our service to send money back to their home countries to their family and friends. Migration is affected by, among other factors, overall economic conditions, the availability of job opportunities, changes in immigration laws and political or other events such as war, terrorism or health emergencies that would make it more difficult for workers to migrate or work abroad. Changes to these factors could harm our digital money transfer volume, our business, financial condition and results of operations.

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

Although our systems have been designed around industry-standard architectures to reduce downtime in the event of outages or catastrophic occurrences, they remain vulnerable to damage or interruption from earthquakes, floods, fires, power loss, California rolling blackouts, telecommunication failures, terrorist attacks, cyber attacks, computer viruses, computer denial-of-service attacks, human error, hardware or software defects or malfunctions (including defects or malfunctions of components of our systems that are supplied by third-party service providers), and similar events or disruptions. Our U.S. corporate offices and one of the facilities we lease to house our computer and telecommunications equipment are located in the San Francisco Bay Area, a region known for seismic activity. Our outsourced support centers, at which a variety of business activities are conducted including providing customer support, customer verification and collections, are located in the Philippines and El Salvador, which locations are also known for seismic activity and natural disasters. Despite any precautions we may take, system interruptions and delays could occur if there is a natural disaster, if a third-party provider closes a facility we use without adequate notice for financial or other reasons, or if there are other unanticipated problems at our leased facilities. As we rely heavily on our servers, computer and communications systems and the Internet to conduct our business and provide high-quality customer service, such disruptions could harm our ability to run our business, impede our employees’ ability to conduct business activities whether at our leased facilities or from a remote location, and cause lengthy delays which could harm our business, results of operations and financial condition. We currently are not able to switch instantly to our back-up center in the event of failure of the main server site. This means that an outage at one facility could result in our system being unavailable for a significant period of time. We do not carry business interruption insurance sufficient to compensate us for losses that may result from interruptions in our service as a result of system failures. A system outage or data loss could harm our business, financial condition and results of operations.

We enable transactions through disbursement partners in some regions that are politically volatile.

We enable transactions in some regions that are politically volatile. If a country experiences political instability that affects its economy or financial systems, our business could be harmed. It also is possible that our services could be used by wrongdoers in contravention of U.S. or foreign law or regulations. Such circumstances could result in increased compliance costs, regulatory inquiries, suspension or revocation of required licenses or registrations, seizure or forfeiture of assets and the imposition of civil and criminal fees and penalties. In addition to monetary fines or penalties that we could incur, we could be subject to reputational harm that could harm our business.

The inability to integrate our recent acquisition and any future acquisitions, joint ventures or strategic investments successfully could disrupt our business and harm our financial condition and results of operations.

We have in the past, and may again in the future, seek to grow our business by acquiring complementary businesses, products, services and technologies. For example, in January 2014, we acquired all of the outstanding equity of BlueKite, LTD, a Guatemala-based developer of solutions and applications for cross-border bill payment and mobile phone reload services. In addition, we may evaluate and consider a wide array of potential strategic transactions as part of our overall business strategy, including business combinations, strategic investments and joint ventures. Any of these transactions involve significant challenges and risks, and may harm our business, results of operations and financial condition. Acquisitions in particular could require significant capital infusions and could involve many risks, including potential negative impact on our results of operations due to debt or other liabilities and costs incurred in connection with an acquisition, difficulties assimilating and integrating the acquired business, disruption of our ongoing business by diverting resources and distracting management, not realizing the expected benefits of the acquisition, announcements of operating results, revenue or guidance that are lower than expected and potential dilution of stockholders’ ownership in the event we issue equity securities to complete an acquisition. Integration of our recently-acquired business may be complex and costly, including risks and costs associated with complying with additional regulatory requirements and combining operations and employees. In addition, we may begin operations in countries in which the application of laws and regulations in the online or mobile context is subject to greater uncertainty and where there may be a higher incidence of corruption and fraudulent or unethical business practices than countries in which we are historically accustomed to operating. We may also enter new markets where we have no or limited direct prior experience or where competitors may have stronger market positions. It may take us longer than expected to fully realize the anticipated benefits of our acquisition of BlueKite, LTD, or future acquisitions or strategic transactions, and it is possible that those benefits will be smaller than anticipated, may not be realized at all or that the financial markets or investors will view the transactions negatively. We cannot assure you that we will be able to identify or consummate any future acquisition or strategic transaction on favorable terms, or at all.

The loss of one or more key members of our management team, or our failure to attract, integrate and retain other highly qualified personnel in the future, could harm our business.

We believe our success has depended, and continues to depend, on the efforts and talents of our employees, including our senior management team which includes John Kunze, our President and Chief Executive Officer, Ryno Blignaut, our Acting Chief Financial Officer and Chief Risk Officer, and Julian King, our Senior Vice President of Marketing and Corporate Development. Our future success depends on our continuing ability to attract, develop, motivate and retain highly qualified and skilled employees. Qualified individuals are in high demand, and we may incur significant costs to attract and keep them. Recent changes in our Chief Financial Officer position may adversely impact our ability to attract a suitable candidate to fill the role of a permanent Chief Financial Officer or retain our current key personnel. Any changes in our key employees could also adversely affect our ability to attract suitable candidates to join our Board of Directors. In addition, any future loss of any of our directors, senior management or key employees could harm our ability to execute our business plan, and we may not be able to find adequate replacements. All of our officers and other U.S. employees are at-will employees, which means they may terminate their employment relationship with us at any time, and their knowledge of our business and industry would be extremely difficult to replace. We cannot ensure that we will be able to retain the services of any members of our Board of Directors, senior management or other key employees. If we do not succeed in attracting well-qualified directors or employees or retaining and motivating existing employees, our business could be harmed.

Our management team has limited experience managing a public company, and regulatory compliance may divert its attention from the day-to-day management of our business.

The individuals who now constitute our management team have limited experience managing a publicly-traded company and limited experience complying with the increasingly complex laws pertaining to public companies. Our management team may not successfully or efficiently manage a public company that is subject to significant regulatory oversight and reporting obligations under the federal securities laws. In particular, these new obligations continue to require substantial attention from our senior management and could divert their attention away from the day-to-day management of our business.

The requirements of being a public company and a licensed money transmitter may strain our resources, divert management’s attention and affect our ability to attract and retain executive management and qualified board members.

As a public company, we are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended, or the Exchange Act, the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act, or the Dodd-Frank Act, the listing requirements of the NASDAQ Stock Market LLC and other applicable securities rules and regulations. Compliance with these rules and regulations have increased our legal and financial compliance costs, may make some activities more difficult, time consuming or costly and increase demand on our systems and resources, particularly after we are no longer an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012, or the JOBS Act. The Exchange Act requires, among other things, that we file annual, quarterly and current reports with respect to our business and results of operations. The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. In order to maintain and, if required, improve our disclosure controls and procedures and internal control over financial reporting to meet this standard, significant resources and management oversight may be required. As a result, management’s attention may be diverted from other business concerns, which could harm our business and results of operations. Although we have already hired additional employees to comply with these requirements, we may need to hire more employees in the future or engage outside consultants, which will increase our costs and expenses.

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

In addition, each of the various jurisdictions in which we are licensed impose reporting and other obligations on us, our management team and our Board of Directors. As a public company and licensed money transmitter subject to these rules and regulations, we may find it more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced coverage or incur substantially higher costs to obtain coverage. These factors could also make it more difficult for us to attract and retain qualified members of our Board of Directors, particularly to serve on our audit committee and compensation committee, and qualified executive officers.

As a result of disclosure of information in our filings with the SEC, our business and financial condition have become more visible, which may result in threatened or actual litigation, including by competitors and other third parties. If such claims are successful, our business and results of operations could be harmed, and even if the claims do not result in litigation or are resolved in our favor, these claims, and the time and resources necessary to resolve them, could divert the resources of our management and harm our business and results of operations.

We are obligated to develop and maintain proper and effective internal control over financial reporting, but we cannot assure you that the systems we use to evaluate our internal control over financial reporting will withstand regulatory scrutiny, and the determination by management that our internal controls are not effective are both factors which may harm investor confidence in us and the value of our common stock.

We are required, pursuant to Section 404 of the Sarbanes-Oxley Act, to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting for the year ended December 31, 2014. This assessment includes disclosure of any material weaknesses identified by our management in our internal control over financial reporting.

Although we have developed the systems and processes required to perform the evaluation needed to comply with Section 404, we cannot assure you that those systems and processes will withstand regulatory scrutiny.

In addition, because we identified a material weakness as of December 31, 2014 in our internal control over financial reporting during the evaluation and testing process, we are unable to assert that our internal control over financial reporting is effective. As a result, we could lose investor confidence in the accuracy and completeness of our financial reports, which could cause the price of our common stock to decline, and we may be subject to investigation or sanctions by the SEC.

We will be required to disclose changes made in our internal control and procedures on a quarterly basis. However, our independent registered public accounting firm will not be required to formally attest to the effectiveness of our internal control over financial reporting pursuant to Section 404 until the date we are no longer an “emerging growth company.” We will remain an “emerging growth company” for up to five years, although if the market value of our common stock that is held by non-affiliates exceeds $700 million as of any June 30 before that time, we would cease to be an “emerging growth company” as of the following December 31. The aggregate market value of common stock held by non-affiliates will be computed by reference to the closing price at which the common stock was sold on the last business day of our most recently completed second fiscal quarter, as reported on the NASDAQ Global Select Market. Shares of common stock held by each executive officer, director and holder of 10% or more of the outstanding common stock will be excluded in that such persons may be deemed to be affiliates. To comply with the requirements of being a public company, we may need to undertake various actions, such as implementing new internal controls and procedures and hiring accounting or internal audit staff.

We are an “emerging growth company” and we cannot be certain if the reduced disclosure requirements applicable to emerging growth companies will make our common stock less attractive to investors.

We are an “emerging growth company” and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies,” including not being required to comply with the requirements of Section 404 of the Sarbanes-Oxley Act which require our auditor to attest to the effectiveness of our internal control over financial reporting, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. Because we have chosen to rely on the exemptions from the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, investors may become less comfortable with the effectiveness of our internal controls and the risk that material weaknesses or other deficiencies in our internal controls go undetected may increase. If we choose to continue to provide reduced disclosures in our periodic reports and proxy statements while we are an emerging growth company, investors would have access to less information and analysis about our executive compensation, which may make it difficult for investors to evaluate our executive compensation practices. We cannot predict if investors will find our common stock less attractive because we may rely on these exemptions and provide reduced disclosure. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

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

Due to the global nature of the Internet, it is possible that various states or foreign countries might attempt to regulate our transactions or levy sales, income or other taxes relating to our activities. Tax authorities at the international, federal, state and local levels are currently reviewing the appropriate treatment of companies engaged in Internet commerce in general and remittances in particular. New or revised international, federal, state or local tax regulations may subject us or our customers to additional sales, income and other taxes. We cannot predict the effect of current attempts to impose sales, income or other taxes on commerce over the Internet. New or revised taxes would likely increase the cost of doing business online and decrease the attractiveness of using our Internet services. New taxes could also create significant increases in internal costs necessary to capture data, and collect and remit taxes. Any of these events could harm our business and results of operations.

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

Indian regulations may require us to file reports relating to suspicious transactions. If we are unable to file these reports in the required timeframes or in the appropriate manner, we may face penalties. Additionally, our subsidiary, buyindiaonline.com Inc., is also subject to U.S. federal regulations and has been subject to U.S. state regulations and to regulation in India in the past.  We may also become subject to additional reporting, recordkeeping and anti-money laundering regulations as well as additional risks and obligations if we expand our business into new geographic regions.

We are also subject to regulations imposed by the FCPA in the United States and similar laws in other countries which generally prohibit companies and those acting on their behalf from making improper payments to foreign government officials for the purpose of obtaining or retaining business. Because our services are offered in 32 countries and we have non-U.S. employees, we face a higher risk associated with FCPA compliance and similar statutes than many other companies. Any determination that we have violated these laws could harm our business, financial condition and results of operations.

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

Our service is subject to a variety of laws in the United States and abroad that are continuously evolving and developing, including laws regarding data retention, privacy, anti-spam, consumer protection, payment processing and money transfers. The scope and interpretation of the various laws that are or may be applicable to us are often uncertain and may be conflicting, particularly regarding laws outside the United States. For example, we are subject to regulatory requirements to assist in the prevention of money laundering and terrorist financing, such as the Bank Secrecy Act and, pursuant to these legal obligations and authorizations, we make information available to certain U.S. federal, state and local, as well as foreign, government agencies when required by law. As a result of particular concern with respect to terrorist financing, these agencies have increased their requests for such information from money service businesses in recent years. At the same time, there has been increased public attention regarding the use and disclosure of personal information, and regulatory authorities around the world are considering a number of legislative and regulatory proposals concerning data protection and consumer privacy and other matters that may be applicable to our business. The regulatory goals of preventing illegal activity, such as money laundering and terrorist financing, may conflict with the goal of protecting individual privacy. If federal, state or foreign governments or our disbursement partners changed requirements regarding the customer or recipient information we are required to collect, we may be unable to comply with such changes, or such changes could interfere with our ability to assess fraud or other risks, and our business could be harmed as a result. New laws and regulations may be enacted in connection with mobile transactions, including money transfers or bill payments that are performed via mobile phones.

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

Our business could be harmed if a local, state, federal or foreign government were to levy taxes on money transfers, as has occurred in the past, or on bill payments. The current budget shortfalls in many jurisdictions could lead other states and jurisdictions to impose similar fees and taxes, as well as increase unclaimed property obligations. Similar circumstances in foreign countries could invoke similar consequences. Such fees or taxes, and any related regulatory initiatives, may be implemented in a manner in which conflicts with other laws to which we are bound or in a manner with which we are unable to comply, and non-compliance could harm our business. A tax or fee exclusively on money transfer companies could put us at a competitive disadvantage to other means of remittance or payment transfers which may not be subject to the same fees or taxes. A change in the unclaimed property obligations could increase our regulatory burdens and costs related to our obligation to escheat unclaimed property to the states.

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

Consumer advocacy groups or governmental agencies could also seek to change laws and regulations to seek greater protections for our customers, which could result in enhanced consumer disclosure, impact fees or exchange spreads, or require other different customer treatment. If consumer advocacy groups are able to generate widespread support for positions that are detrimental to our business, then our business, financial position and results of operations could be harmed.

We are subject to licensing and other requirements imposed by U.S. state regulators, the U.S. federal government and the government of India. If we were found to be subject to or in violation of any laws or regulations governing money transmitters, we could lose our licenses, be subject to liability or be forced to change our business practices.

 A number of states have enacted legislation regulating money transmitters. To date, we have obtained licenses to operate as a money transmitter in 46 U.S. states, the District of Columbia and Puerto Rico and have applied, or plan to apply, for money transmitter licenses in additional jurisdictions. Because our subsidiary, buyindiaonline.com Inc., was previously a regulated entity in both India and the State of Delaware, if regulators were to find buyindiaonline.com Inc. in violation of any applicable money services laws and regulations during the period in which it held such licenses, or find that it continues to be subject to and not compliant with applicable regulations, such liability would harm our business. We and buyindiaonline.com Inc. are also registered as money services businesses with FinCEN, although we do not expect to renew buyindiaonline.com Inc.’s FinCEN registration upon its expiration in 2015. As a licensed money transmitter, we are subject to bonding requirements, liquidity requirements, restrictions on our investment of customer funds, reporting requirements and inspection by state and foreign regulatory agencies. If our pending applications were denied or if additional states or jurisdictions require us to apply for a license, we could be forced to change our business practice or required to bear substantial cost to comply with the requirements of the additional states or jurisdictions. If we were found to be subject to and in violation of any banking or money services laws or regulations, we could be subject to liability or additional restrictions, such as increased liquidity requirements. In addition, our licenses could be revoked or we could be forced to cease doing business or change our practices in certain states or jurisdictions, or be required to obtain additional licenses or regulatory approvals that could impose a substantial cost on us. Regulators could also impose other regulatory orders and sanctions on us. Any change to our business practices that makes our service less attractive to customers or prohibits use of our services by residents of a particular jurisdiction could decrease our transaction volume and harm our business.

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

We may also be subject to examination by the CFPB, which has broad authority to enforce consumer financial laws. In July 2011, many consumer financial protection functions formerly assigned to the federal banking agency and other agencies were transferred to the CFPB. The CFPB has a large budget and staff and has broad authority with respect to our services and related business. It is authorized to collect fines and provide consumer restitution in the event of violations, engage in consumer financial education, track consumer complaints, request data and promote the availability of financial services to underserved consumers and communities. An examination by the CFPB may be time consuming and costly, and divert management’s attention from other business concerns, which could harm our business and results of operations. In addition, the CFPB may adopt other regulations governing consumer financial services, including regulations defining unfair, deceptive or abusive acts or practices, and new model disclosures. The CFPB’s authority to change regulations adopted in the past by other regulators, or to rescind or alter past regulatory guidance, could increase our compliance costs and litigation exposure.

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

The CFPB’s Final Remittance Rule, among other things, requires money transmitters to disclose to customers, at the time of their transaction, certain transaction details, such as any fees charged, the foreign exchange rate and the amount of money to be disbursed to the recipient. Money transmitters must also provide the customer with a receipt, and inform the customer as to the date on which the money will be available to the recipient. In addition, the regulations require money transmitters to provide refunds to customers in certain circumstances within certain timeframes, and to create a customer complaint process, according to which money transmitters must investigate certain notices of error according to certain timeframes. We believe we are in compliance with these new remittance regulations but if we were found to be in violation of any of the regulations, our business could be harmed. These regulations and other potential changes under CFPB regulations could harm our operations, results of operations and financial condition and change the way we operate our business.

Our disbursement partners generally are regulated institutions in their home jurisdiction, and our services are regulated by governments in both the United States and in the jurisdiction of the recipient. If our disbursement partners fail to comply with applicable laws, it could harm our business.

Our services are regulated by state, federal and foreign governments. Many of our disbursement partners are banks and are heavily regulated by their home jurisdictions. Our non-bank disbursement partners are also subject to various regulations, including money transfer regulations. We require regulatory compliance as a condition to our continued relationship, perform due diligence on our disbursement partners and monitor them periodically with the goal of meeting regulatory expectations. However, there are limits to the extent to which we can monitor their regulatory compliance. Any determination that our disbursement partners or their sub-disbursement partners have violated laws and regulations could seriously damage our reputation, resulting in diminished revenue and profit and increased operating costs. While our services are not directly regulated by governments outside the United States, it is possible that in some cases we could be liable for the failure of our disbursement partners or their sub-disbursement partners to comply with laws, which also could harm our business, financial condition and results of operations.

We process, store and use personal information and other data, which subjects us to governmental regulation and other legal obligations related to privacy. Our actual or perceived failure to comply with such obligations could harm our business.

We receive, store and process personal information and other customer and recipient data, including bank account numbers, credit and debit card information, identification numbers and images of government identification cards. As a result, we are required to comply with the privacy provisions of the Gramm-Leach-Bliley Act of 1999 and the Payment Card Industry Data Security Standard. There are also numerous other federal, state and local laws around the world regarding privacy and the storing, sharing, use, processing, disclosure and protection of personal information and other customer and recipient data, the scope of which are changing, subject to differing interpretations, and may be inconsistent among different jurisdictions or conflict with other applicable rules. Any expansion of our products and services over time, including the growth of our international operations, our recently launched cross-border bill payment service or any future introduction of mobile phone reload services, may subject us to additional regulatory exposure, including but not limited to the application of foreign consumer privacy laws, as described elsewhere in these risk factors. It is possible that these obligations may be interpreted and applied in a manner that is inconsistent from one jurisdiction to another and may conflict with other rules or our business practices.

Additionally, with advances in computer capabilities and data protection requirements to address ongoing threats, we may be required to expend significant capital and other resources to protect against potential security breaches or to alleviate problems caused by security breaches.

Any failure or perceived failure by us to comply with our privacy policies, our privacy-related obligations to customers or other third parties, or our privacy-related legal obligations, or any compromise of security that results in the unauthorized release or transfer of personally identifiable information or other customer or recipient data, may result in governmental enforcement actions, fines or litigation. If there is a breach of credit or debit card information that we store, we could also be liable to the issuing banks for their cost of issuing new cards and related expenses. In addition, a significant breach could result in our being prohibited from processing transactions for any of the relevant network organizations, such as Visa or MasterCard, which would harm our business. If any third parties with whom we work, such as marketing partners, vendors or developers, violate applicable laws or our policies, such violations may put our customers’ information at risk and could harm our business. Any negative publicity arising out of a data breach or failure to comply with applicable privacy requirements could damage our reputation and cause our customers to lose trust in us, which could harm our business, results of operations, financial position and potential for growth.

Public scrutiny of Internet privacy issues may result in increased regulation and different industry standards, which could deter or prevent us from providing our current services to our customers, thereby harming our business.

The regulatory framework for privacy issues worldwide is currently in flux and is likely to remain so for the foreseeable future. Practices regarding the collection, use, storage, transmission and security of personal information by companies operating over the Internet have recently come under increased public scrutiny. The U.S. government, including the Federal Trade Commission, or FTC, and the Department of Commerce, is reviewing the need for greater regulation for the collection of information concerning consumer behavior on the Internet, including regulation aimed at restricting certain targeted advertising practices. Various government and consumer agencies have also called for new regulation and changes in industry practices. These data protection laws may be interpreted and applied inconsistently.

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

Our stock price has been and will likely continue to be volatile, which could result in the decline of the value of an investment in our common stock or class action litigation against us and our management which could cause us to incur substantial costs and divert management’s attention and resources.

An active, liquid and orderly market for our common stock may not be sustained, which could depress the trading price of our common stock. The price of our common stock has been, and is likely to continue to be, volatile, which means that it could decline substantially within a short period of time. For example, since shares of our common stock were sold in our initial public offering in February 2013 at a price of $16.00 per share, our closing stock price has ranged from $13.79 to $35.27 through February 20, 2015. The trading price of our common stock may be subject to wide fluctuations in response to various factors, some of which are beyond our control, including:

•	actual or anticipated fluctuations in our financial condition and results of operations;
•	our operating performance and the operating performance of similar companies;
•	our announcement of operating results, revenue or earnings guidance that is higher or lower than expected;
•	changes in laws or regulations relating to our services;
•	any major change in our Board of Directors or management;
•	loss of a significant amount of business from current customers;
•	the overall performance of the equity markets;
•	the number of shares of our common stock publicly owned and available for trading;
•	fluctuations in the valuation of companies perceived by investors to be comparable to us;
•	publication of research reports about us or our industry or positive or negative recommendations or withdrawal of research coverage by securities analysts;
•	large volumes of sales of our shares of common stock; and

•	general political and economic conditions in the United States or the countries in which we or our disbursement partners or service providers operate.

In addition, the stock market in general, and the market for Internet-related companies in particular, has experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of those companies. Securities class action litigation has often been instituted against companies following periods of volatility in the overall market and in the market price of a company's securities. Securities litigation against us, including as discussed elsewhere in these risk factors, could result in very substantial costs, divert our management's attention and resources and harm our business, operating results and financial condition.

Our business could be negatively affected as a result of actions of activist stockholders.

Campaigns by stockholders to effect changes at publicly traded companies are sometimes led by investors through various corporate actions, including proxy contests. We may become subject to one or more campaigns by stockholders who desire to increase stockholder value in the short term. We have recently seen some investors increase their ownership positions in our common stock and initiate communications with us. As a general matter, if we become engaged in a proxy contest with an activist stockholder in the future, our business could be adversely affected as responding to such contests or other activist stockholder actions could be costly and time-consuming, disrupt our operations and divert the attention of management and our employees from executing our strategic plan. In addition, if individuals are elected to our Board of Directors with a specific agenda, it may adversely affect our ability to effectively and timely implement our strategic plans. Any perceived uncertainties as to our future direction as a result of stockholder activism or changes to the composition of our Board of Directors may lead to the perception of a change in the direction of our business, instability or lack of continuity which may be exploited by our competitors, decline of our stock price, the loss of potential business opportunities, and may make it more difficult to attract and retain qualified personnel and business partners.

Our executive officers, directors and significant stockholders own a significant percentage of our stock, have significant control of our management and affairs, and can take actions that may be against your best interests.

As of December 31, 2014, our executive officers, directors and holders of more than 10% of our voting securities beneficially owned a significant percentage of our outstanding common stock. This significant concentration of stock ownership may adversely affect the trading price for our common stock because investors often perceive disadvantages in owning stock in companies with controlling stockholders. Also, as a result, these stockholders, acting together, may be able to control our management and affairs and other matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, such as mergers, consolidations or the sale of substantially all of our assets. Consequently, this concentration of ownership may have the effect of delaying or preventing a change in control, including a merger, consolidation or other business combination involving us, or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control, even if such a change in control would benefit our other stockholders.

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

Item 1B.Unresolved Staff Comments

None.

Item 2.Properties

We lease 53,017 square feet of office space located at 425 Market Street, San Francisco, California. Pursuant to the terms of the lease, we will lease an additional 26,870 square feet of office space in the same building, which is expected to commence in July 2015. We moved our corporate headquarters to this location in August 2014. Prior to that, we leased 35,552 square feet of space in San Francisco, California pursuant to leases that expire in October 2016, which we sub-let to multiple tenants in the third and fourth quarters of 2014. We also lease our data centers in the United States and an office facility in Guatemala under operating leases.  We believe our facilities are adequate for our foreseeable needs.

Item 3.Legal Proceedings

On January 6, 2015, we, John Kunze and Ryno Blignaut were sued in a putative class action lawsuit, captioned Alexander Liu v. Xoom Corporation, et al., Case No. CGC-15-543531, filed in San Francisco Superior Court by purported stockholders of the Company, in connection with our January 5, 2015 announcement that we were the victim of criminal fraud resulting in the transfer of $30.8 million in corporate cash to overseas accounts. On February 6, 2015, the lawsuit was removed to federal court in the Northern District of California, and assigned the case number 5:15-cv-00602-LHK. The lawsuit alleges that we and Messrs. Kunze and Blignaut violated federal securities laws by misrepresenting and/or omitting information in the offering materials distributed in connection with our February 2013 initial public offering.  The lawsuit seeks unspecified damages and attorneys’ fees and costs.  Although the ultimate outcome of litigation cannot be predicted with certainty, we believe that this lawsuit is without merit and intend to defend against the action vigorously. We believe that any liability resulting from this lawsuit will not have a material adverse effect on our business, financial condition or results of operations.

We are not a party to any other material pending legal proceedings. We may be involved from time to time in various other legal proceedings in the normal course of business.

Item 4.Mine Safety Disclosures

Not applicable.

PART II

ITEM 5.Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock has been listed on the NASDAQ Global Select Market under the symbol “XOOM” since February 15, 2013. Prior to that date, there was no public trading market for our common stock. The following table sets forth for the periods indicated the intra-day high and low sales prices per share of our common stock as reported on the NASDAQ Global Select Market:

	2014		2013
	High	Low	High	Low

First Quarter*	$29.82	$18.80	$26.00	$20.00
Second Quarter	$27.50	$16.90	$23.74	$17.68
Third Quarter	$28.20	$20.61	$36.46	$22.21
Fourth Quarter	$23.45	$13.14	$36.07	$23.38

* The first quarter of fiscal year 2013 is from February 15, 2013 through March 31, 2013.

As of February 9, 2015, we had approximately 57 holders of record of our common stock. The actual number of stockholders is significantly greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

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

Equity Compensation Plan Information

The table below presents information as of December 31, 2014 for our equity compensation plans approved by our stockholders. We do not have any equity compensation plans that have not been approved by our stockholders.

			Number of shares of
			common stock remaining
			available for future
			issuance under equity
	Number of common stock	Weighted-average	compensation plans
	to be issued upon exercise	exercise price of	(excluding shares
Plan Category	of outstanding options (a)	outstanding options	reflected in column (a))
Equity compensation plans approved by stockholders	6,132,641	$11.62	2,471,172
Equity compensation plans not approved by stockholders	—	—	—
Total	6,132,641	$11.62	2,471,172

Our 2012 Stock Option and Incentive Plan provides that the number of shares of stock reserved and available for issuance under the plan shall be cumulatively increased by up to 4% of the number of shares of our common stock issued and outstanding on the immediately preceding December 31.

Stock Performance Graph

This performance graph shall not be deemed "soliciting material" or to be "filed" with the SEC for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or the Exchange Act, or otherwise subject to the liabilities under that Section, and shall not be deemed to be incorporated by reference into any of our filings under the Securities Act of 1933, as amended, or the Exchange Act.

The following graph shows the cumulative total return to our stockholders during the period from February 15, 2013 (the date our common stock commenced trading on the NASDAQ Global Select Market) through December 31, 2014, in comparison to the NASDAQ Composite Index and the NASDAQ-100 Technology Sector Index. All values assume a $100 initial investment and data for the NASDAQ Composite Index and the NASDAQ-100 Technology Sector Index assume reinvestment of dividends. Such returns are based on historical results and are not intended to suggest future performance.

COMPARISON OF CUMULATIVE TOTAL RETURN

Among Xoom Corporation, the NASDAQ Composite Index and the NASDAQ-100 Technology Sector Index

Recent Sales of Unregistered Securities

On January 10, 2014, in connection with our acquisition of BlueKite, LTD, we issued 76,602 shares of unregistered, restricted common stock to the selling stockholders of BlueKite, LTD. The shares were issued in reliance on the exemption from registration under Section 4(2) of the Securities Act of 1933, as amended. The shares were not issued by any underwriters and did not involve any underwriting discounts or commissions or any public offering.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

There were no repurchases of our equity securities during the year ended December 31, 2014.

Item 6.Selected Financial Data

The following selected financial data regarding our business should be read in conjunction with, and are qualified by reference to, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes included elsewhere in this report. We derived the consolidated statement of operations data for 2014, 2013 and 2012 and the consolidated balance sheet data as of December 31, 2014 and 2013 from our audited consolidated financial statements included elsewhere in this report. We derived the audited consolidated statement of operations data for 2011 and 2010 and the audited consolidated balance sheet data at December 31, 2012, 2011 and 2010 from our audited consolidated financial statements not included in this report. Our historical results are not necessarily indicative of results to be expected in any future period.

	Year Ended December 31,
	2014	2013	2012	2011	2010
	(in thousands, except per share data)
Consolidated Statements of Operations Data:
Revenue	$159,084	$122,206	$80,016	$50,020	$32,837
Cost of revenue	45,415	38,082	26,779	18,075	12,231
Gross profit	113,669	84,124	53,237	31,945	20,606
Marketing	32,667	25,926	21,496	14,314	11,608
Technology and development	36,981	22,451	15,950	9,431	6,046
Customer service and operations	17,314	13,552	10,964	7,321	5,257
General and administrative	20,902	13,145	9,135	4,957	3,728
Business e-mail compromise ("BEC") fraud loss	30,774	—	—	—	—
Total operating expense	138,638	75,074	57,545	36,023	26,639
Income (loss) from operations	(24,969)	9,050	(4,308)	(4,078)	(6,033)
Other income (expense):
Interest expense	(1,363)	(1,837)	(1,504)	(370)	(108)
Interest income	278	203	85	29	44
Other income (expense):	(215)	(1,051)	(125)	49	140
Income (loss) before income taxes	(26,269)	6,365	(5,852)	(4,370)	(5,957)
Provision for income taxes	45	37	2	2	2
Net income (loss)	$(26,314)	$6,328	$(5,854)	$(4,372)	$(5,959)

Net income (loss) per share:
Basic	$(0.69)	$0.20	$(1.16)	$(0.88)	$(1.25)
Diluted	$(0.69)	$0.17	$(1.16)	$(0.88)	$(1.25)

Weighted-average shares used to compute per share amounts:
Basic	38,195	30,906	5,049	4,956	4,752
Diluted	38,195	37,912	5,049	4,956	4,752

Stock-based compensation included in the accompanying statements of operations data above was as follows:

	Year Ended December 31,
	2014	2013	2012	2011	2010
	(in thousands)
Stock-based compensation expense:
Marketing	$1,038	$417	$282	$145	$72
Technology and development	3,223	1,294	727	235	93
Customer service and operations	844	415	256	118	107
General and administrative*	4,311	1,943	1,180	451	278
Total stock-based compensation	$9,416	$4,069	$2,445	$949	$550

* Note: 2014 stock-based compensation expense excludes $60,074 of issued unrestricted stock as annual retainer to certain non-employee directors of the company for their 2015 services.

We were the victim of a criminal fraud during the latter half of December 2014, which we detected on December 30, 2014. The fraud, known to law enforcement authorities as business e-mail compromise, or BEC, fraud involved employee impersonation and fraudulent requests targeting our finance department, which resulted in the transfer of $30.8 million in corporate cash to overseas accounts. As a result, we recorded an expense of $30.8 million in the fourth quarter of 2014. While the fraud will result in some additional near-term expenses, we do not expect it to otherwise have a material impact on our business. This matter is more fully described in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

We have previously reported only those customers who have sent their first ever transaction in a given period as “New Customers,” along with the “Cost Per Acquisition of a New Customer.” Management views the number of gross additional customers as a key component of our active customer base, and as a key driver of business growth and revenue. In order to properly reflect the growth of our business, we will therefore report the number of gross additional customers and cost per acquisition of a gross additional customer going forward. Beginning in the first quarter of 2015, we will no longer separately disclose new customers or cost per acquisition of a new customer in any given reporting period. These changes are more fully described in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following table presents our key operating and financial metrics for the years indicated (unaudited).

	Year Ended December 31,
	2014	2013	2012	2011	2010
	(unaudited)
Other Financial and Operational Data:
Gross Sending Volume (in thousands)(1)	$6,859,397	$5,544,755	$3,248,457	$1,706,659		$858,955
Transactions(2)	12,763,407	9,988,000	6,617,000	4,068,000		2,848,000
Active Customers(3)	1,278,646	1,059,689	776,426	516,597		392,666
Gross Additional Customers(4)	554,543	543,555	443,756	311,051		NA(9)
New Customers(5)	465,339	481,110	405,304	291,532		225,949
Cost Per Acquisition of a Gross Additional Customer(6)	$47	$38	$40	$36	$	NA(9)
Cost Per Acquisition of a New Customer(7)	$56	$43	$44	$38		$37
Adjusted EBITDA (in thousands)(8)	$20,081	$14,378	$(493)	$(2,532)		$(5,067)

(1)	Reflects the total principal amount of funds sent, excluding our fees, during a given period.
(2)	Reflects the aggregate number of transactions sent using our services during a given period.
(3)	Reflects customers who have sent at least one transaction during the last twelve month trailing period.
(4)	Reflects gross additional customers added who have transacted at least once during a given period. Gross additional customers include both new customers and win-back customers.
(5)	Reflects new customers added who have sent their first ever transaction during a given period.
(6)	Reflects direct marketing cost, a portion of which is reflected in our cost of revenue, divided by gross additional customers added in a given period.

(7)

Reflects direct marketing cost, a portion of which is reflected in our cost of revenue, divided by new customers added in a given period. The direct marketing costs are used to acquire both new customers and win-back customers.

(8)

See “Non-GAAP Financial Measures” below for how we define and calculate adjusted EBITDA, a reconciliation of adjusted EBITDA to net income (loss), the most directly comparable GAAP financial measure, and a discussion about the limitations of adjusted EBITDA.

(9)	Data for gross additional customers in 2010 is not available.

	As of December 31,
	2014	2013	2012	2011	2010
	(in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$67,216	$110,979	$45,077	$48,248	$20,694
Disbursement prefunding	71,167	33,799	15,070	9,004	6,723
Customer funds receivable	18,590	16,381	9,318	17,187	4,164
Property, equipment and software, net	15,670	4,855	3,884	2,185	1,051
Working capital	220,094	250,938	68,838	56,323	35,833
Total assets	315,724	284,079	113,093	100,190	47,557
Total stockholders’ equity	255,766	264,844	57,320	60,361	38,657

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

While we believe that this non-GAAP financial measure is useful in evaluating our business, this information should be considered as supplemental in nature and is not meant as a substitute for the related financial information prepared in accordance with GAAP. Some of these limitations are:

•

although depreciation and amortization are non-cash charges, the assets being depreciated and amortized may have to be replaced in the future, and adjusted EBITDA does not reflect capital expenditure requirements for such replacements or for new capital expenditure requirements;

•	adjusted EBITDA does not reflect changes in, or cash requirements for, our working capital needs;
•	adjusted EBITDA does not include the impact of stock-based compensation;
•	adjusted EBITDA does not reflect the impact of income taxes that may represent a reduction in cash available to us;
•	adjusted EBITDA does not include the business e-mail compromise fraud loss which represents a reduction in cash available to us; and
•	other companies, including companies in our industry, may calculate adjusted EBITDA differently or not at all, which reduces its usefulness as a comparative measure.

We believe it is useful to exclude non-cash charges, such as amortization of acquired intangible asset, depreciation and other amortization expense and stock-based compensation, from our adjusted EBITDA because the amount of such expenses in any specific period may not directly correlate to the underlying performance of our business operations. Depreciation and other amortization expense includes impairment charges primarily related to long-lived assets due to the relocation of our corporate headquarters during the third quarter of 2014. We also excluded the business e-mail compromise fraud loss of $30.8 million which occurred in December 2014 since it is expected to be a nonrecurring item and we believe such exclusion provides investors normalized business results upon which to evaluate and understand our operating results this period and by which to compare our results against prior periods.

Because of the aforementioned limitations, you should consider adjusted EBITDA alongside other financial performance measures, including net income (loss), cash flow metrics and our financial results presented in accordance with GAAP. The following table presents a reconciliation of net income (loss) to adjusted EBITDA for each of the years indicated (unaudited):

	Year Ended December 31,
	2014	2013	2012	2011	2010
	(in thousands)
Reconciliation of Adjusted EBITDA:
Net income (loss)	$(26,314)	$6,328	$(5,854)	$(4,372)	$(5,959)
Provision for income taxes	45	37	2	2	2
Interest expense	1,363	1,837	1,504	370	108
Interest income	(278)	(203)	(85)	(29)	(44)
Amortization of acquired intangible	814	—	—	—	—
Depreciation and other amortization expense	4,261	2,310	1,495	548	276
Stock-based compensation	9,416	4,069	2,445	949	550
Business e-mail compromise ("BEC") fraud loss	30,774	—	—	—	—
Adjusted EBITDA	$20,081	$14,378	$(493)	$(2,532)	$(5,067)

ITEM 7.Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Xoom is a leader in the digital consumer-to-consumer international money transfer industry. Our customers use Xoom to send money to and pay bills for family and friends around the world. We offer money transfer services from the United States to 32 countries and our cross-border bill payment services from the United States to five countries.  Since January 1, 2010, our customers have used Xoom to send $18.2 billion, including $3.2 billion in 2012, $5.5 billion in 2013 and $6.9 billion in 2014. We believe we create significant value for our customers by providing a convenient, fast and cost-effective solution for international money transfers and cross-border bill payments.

We believe our business model is characterized by sustainable revenue from a growing base of active customers, creating attractive per unit economics and operating leverage. We expect to continue to grow this customer base through increased marketing investment.

Although we are not a traditional subscription business, we operate our business and forecast our revenue similar to a subscription-based business model. This similarity is demonstrated by the predictable and recurring revenue from our active customers. The following graph identifies the quarterly gross sending volume by the year in which we acquired the gross additional customer and demonstrates a meaningful amount of stable recurring sending volume from active customers (unaudited):

Gross Sending Volume By Year of Acquisition of Gross Additional Customer (in thousands)

$2,000,000
$1,800,000
$1,600,000
$1,400,000
$1,200,000
$1,000,000
$800,000
$600,000
$400,000
$200,000
$0
CAGR : 68%
Q1
Q2
Q3
Q4
2010
2011
2012
2013
2014
Pre-2010

Note: data for win-back customers in 2010 is not available.

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

As we launch new products and services, such as Xoom Bill Pay, a new customer in any given period may have sent their first transaction with us through any of our then-current product offerings. In addition, as our business grows, previously inactive customers who transacted with us at least once and then return to transact with us for the first time in more than twelve months are steadily contributing to the growth of our active customer base, and are therefore increasingly important to our business. Because such customers have transacted with us before, they do not fall within our definition of “new customers.” We refer to these customers as “win-backs.” Due to the importance of this segment within our active customer base, and to properly reflect the importance of both new customers across products and win-backs to our business, we refer to the sum of these two groups of customers as gross additional customers. We believe win-backs and new customers respond similarly to our marketing efforts, and our marketing spend therefore targets both of these segments. In addition, we forecast our revenue based on projected growth of our active customer base, which includes both win-backs and new customers.

As a result, management views the number of gross additional customers as a key driver of business growth and revenue, and believes that disclosing the number of our gross additional customers provides an accurate reflection of our business strategy and marketing efforts. We have therefore also disclosed the cost per acquisition of a gross additional customer in this report. We have provided the number of gross additional customers, along with the Cost per Acquisition of a Gross Additional Customer, in the table below in addition to the previously disclosed key metrics. Beginning in the first quarter of 2015, we will no longer separately disclose new customers or cost per acquisition of a new customer in any given period.

The following table presents our key operating and financial metrics for the years presented (unaudited):

	Year Ended December 31,
	2014	2013	2012
Gross Sending Volume (in thousands)	$6,859,397	$5,544,755	$3,248,457
Transactions	12,763,407	9,988,000	6,617,000
Active Customers	1,278,646	1,059,689	776,426
Gross Additional Customers	554,543	543,555	443,756
New Customers	465,339	481,110	405,304
Cost Per Acquisition of a Gross Additional Customer	$47	$38	$40
Cost Per Acquisition of a New Customer	$56	$43	$44
Adjusted EBITDA (in thousands)	$20,081	$14,378	$(493)

Gross Sending Volume. We define gross sending volume, or GSV, as the total principal amount of funds sent by our customers in a given period for money transfers and bill payments, excluding our fees. A percentage of GSV does not ultimately get paid out to recipients due to a variety of reasons, most notably customer cancellations, our risk management decisions and customer error. In the periods presented, this percentage has ranged from 2.37% to 3.16%. Our GSV increased 24% for 2014 compared to the prior year, 71% for 2013 and 90% for 2012. Some of our customers transact more depending on the value of the local currency relative to the U.S. dollar. For example, amongst our Indian customers, we saw an increase in activity in the three months ended June 30, 2013 and September 30, 2013 due to a weakening Indian Rupee and a decrease in activity in the three months ended December 31, 2013 due to a strengthening Indian Rupee. The Indian Rupee volatility in 2014 was not as significant as compared to 2013.

Transactions. This represents the total number of transactions sent by our customers in a given period. A small percentage of transactions do not ultimately get paid out to recipients due to a variety of reasons, most notably customer cancellations, our risk management decisions and customer error. Our transactions increased 28% for 2014 compared to the prior year, 51% for 2013 and 63% for 2012. The increase in GSV in 2014 was lower than the increase in number of transactions due to a  higher percentage of transactions to countries with a lower average transaction amount.

Active Customers. We define active customers as the number of customers who have sent at least one transaction during a trailing twelve month period. A gross additional customer with one transaction during a trailing twelve month period would also be included as an active customer in the same period. The number of active customers increased 21% for 2014 compared to the prior year, 36% for 2013 and 50% for 2012.

Gross Additional Customers. We define gross additional customers as customers who, during a given period,  have sent their first transaction in a trailing twelve month period. A gross additional customer can only be counted as a gross additional customer once in twelve months. Our gross additional customer growth increased by 2% for 2014 compared to the prior year, 22% for 2013 and 43% for 2012.

New Customers. We define new customers as those customers who have sent their first ever transaction in a given period. Our new customer growth decreased by 3% for 2014 compared to the prior year, and increased by 19% for 2013 and 39% for 2012. The decrease of 3% in 2014 was primarily due to the reduction of new customers in the third quarter of 2014, which was due to various factors, including our planned reduction in marketing spend in the second and third quarters of 2014 during the 2014 World Cup, which adversely impacted our new customer conversion rates for longer than we estimated. In addition, the weakening Indian Rupee during the six months ended September 30, 2013 resulted in higher rates of new customer growth in the same period in the prior year as compared to the current year. In the third quarter of 2014, we also faced new and aggressive pricing competition in our major recipient countries.

Cost Per Acquisition of a Gross Additional Customer. We calculate cost per acquisition of a gross additional customer in a reporting period as direct marketing cost, a portion of which is reflected in our cost of revenue, divided by gross additional customers added in a given period. Our direct marketing cost does not include certain indirect marketing costs that are included in our marketing expense line item in our consolidated statements of operations. Examples of our indirect marketing costs include personnel-related costs, including stock-based compensation and creative production costs.

Cost Per Acquisition of a New Customer. We calculate cost per acquisition of a new customer, in a reporting period as direct marketing cost, a portion of which is reflected in our cost of revenue, divided by new customers added in a given period. Our direct marketing cost does not include certain indirect marketing costs that are included in our marketing expense line item in our consolidated statements of operations. Examples of our indirect marketing costs include personnel-related costs, including stock-based compensation and creative production costs. The direct marketing costs are used to acquire both new customers and win-back customers.

Adjusted EBITDA. Adjusted EBITDA is a non-GAAP financial measure that we calculate as net income (loss) adjusted for provision for income taxes, interest expense, interest income, amortization of acquired intangible, depreciation and other amortization, stock-based compensation and business e-mail compromise fraud loss.  Depreciation and other amortization expense includes impairment charges related to long-lived assets primarily due to the relocation of our corporate headquarters during the third quarter of 2014.  For a reconciliation of adjusted EBITDA to net income (loss) and an explanation of how management uses this metric, see “Selected Financial Data.”

Basis of Presentation

Revenue. We generate revenue from transaction fees charged to customers, and foreign exchange spreads on transactions where the payout currency is other than U.S. dollars. Our revenue is derived from each transaction and may vary based on the size of the transaction, the funding method used, the currency to ultimately be disbursed and the country to which the funds are transferred. Revenue is recognized when we accept the transaction for processing, net of cancellations and refunds. Revenue growth will depend on our ability to retain existing active customers and grow our active customer base by attracting more gross additional customers.

Cost of Revenue. Our cost of revenue includes fees paid to disbursement partners for paying funds to the recipient or for paying bills to utility providers, provision for transaction losses, fees paid to payment processors for funding transactions and the costs of certain promotional activities to acquire gross additional customers,  including referees as described below under “—Marketing Expense.” We expect our cost of revenue to increase on an absolute basis for the foreseeable future as we continue to grow our business.

Marketing Expense. Our marketing expense is comprised of business development, offline, online and promotional advertising costs to acquire and retain customers, employee compensation and related costs to support the marketing process and allocated facilities and other supporting overhead costs. We have a Refer-A-Friend incentive program where the referrer receives either a cash-type or non-cash award and the referee receives a non-cash award. Cash-type awards are considered to be cash-type because the referrer could use them as cash and are classified as marketing expense. The amount related to the referee is classified as cost of revenue for non-cash awards. Awards provided to the referrer are recorded in marketing expense as these payments are a reward for bringing a new customer to Xoom. We anticipate our marketing expense will vary from period to period due to the timing and nature of such programs.

Technology and Development Expense. Our technology and development expense consists of employee compensation and related costs for our engineers and developers based in the United States and Guatemala, costs associated with professional services and consulting, development of new technologies, enhancements of existing technologies, amortization of capitalized internally-developed software and the intangible asset (developed technology) acquired in the acquisition of BlueKite, LTD, or the Acquisition, and allocated facilities and other supporting overhead costs. Internally-developed software costs, which primarily relate to the development of new services such as Xoom Bill Pay and enhancements to products such as the Xoom App, are a combination of internal compensation costs of engineering time and costs of outside consultants. We intend to continue to invest in technology and development efforts to further improve our customer experience and to continue expanding our operating platform. As a result, we expect technology and development expense to increase on an absolute basis for the foreseeable future.

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

General and Administrative Expense. Our general and administrative expense consists of employee compensation and related costs for our executives, finance, legal, compliance policy, human resources and other administrative employees, outside consulting, legal and accounting services and facilities and other supporting overhead costs not allocated to other departments. We expect to incur additional expenses for the foreseeable future to support our continuing growth.

Business E-mail Compromise Fraud Loss.  We were the victim of a criminal fraud during the latter half of December 2014, which we detected on December 30, 2014. The fraud, known to law enforcement authorities as business e-mail compromise, or BEC, fraud involved employee impersonation and fraudulent requests targeting our finance department, which resulted in the transfer of $30.8 million in corporate cash to overseas accounts. As a result, we recorded an expense of $30.8 million in the fourth quarter of 2014. Our Board of Directors authorized an independent investigation into the matter, led by outside legal counsel. The investigation concluded on February 17, 2015. The investigation uncovered no evidence that our systems, including our operational, security and proprietary risk management systems were penetrated or that any corporate information, including our financial and account information, was accessed. In addition, there was no evidence of any impact to any customer data or customer funds. The investigation found no evidence of employee criminal involvement in the fraud. We have implemented enhanced internal control procedures as a result of the fraud and are in the process of implementing additional procedures and controls pursuant to recommendations from the investigation. While the fraud will result in some additional near-term expenses, we do not expect it to otherwise have a material impact on its business. We continue to work with federal law enforcement authorities who are actively pursuing a multi-agency criminal investigation.

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

Provision for Income Taxes. Provision for income taxes consists of state income taxes in the United States and foreign taxes.  We have not been required to pay U.S. federal income taxes to date because of our current and accumulated net operating losses which totaled $94.9 million as of December 31, 2014.  Since inception, we have only been required to pay minimal state income taxes. As of December 31, 2014, we have a full valuation allowance against our deferred tax assets. We continue to assess the need for a valuation allowance on the deferred tax assets by evaluating both positive and negative evidence that may exist. Significant judgment is required in making this assessment, and it is very difficult to predict when our assessment may conclude that the deferred tax assets are realizable. Based on historical and projected operating performance, we believe that it is more likely than not that the deferred tax assets will not be realized in subsequent quarters. We may partially or fully release the deferred tax valuation allowance in a future period to the extent we expect that our operations will generate sufficient taxable income in future periods. Any adjustment to the deferred tax asset valuation allowance will be recorded in the income statement of the period in which the adjustment is determined to be required.

For 2014, tax expense was $44,769, which consisted of $15,364 of U.S. state income taxes and $29,405 of foreign income taxes.  For 2013, tax expense was $37,000, which consisted of U.S. state income taxes.

Results of Operations

The following tables set forth our results of operations in dollars and as a percentage of revenue for the years presented. The year-to-year comparison of financial results is not necessarily indicative of future results.

	Year Ended December 31,
	2014	2013	2012
	(in thousands)
Consolidated Statements of Operations Data:
Revenue	$159,084	$122,206	$80,016
Cost of revenue	45,415	38,082	26,779
Gross profit	113,669	84,124	53,237
Marketing	32,667	25,926	21,496
Technology and development	36,981	22,451	15,950
Customer service and operations	17,314	13,552	10,964
General and administrative	20,902	13,145	9,135
Business e-mail compromise ("BEC") fraud loss	30,774	—	—
Total operating expense	138,638	75,074	57,545
Income (loss) from operations	(24,969)	9,050	(4,308)
Other income (expense):
Interest expense	(1,363)	(1,837)	(1,504)
Interest income	278	203	85
Other expense	(215)	(1,051)	(125)
Income (loss) before income taxes	(26,269)	6,365	(5,852)
Provision for income taxes	45	37	2
Net income (loss)	$(26,314)	$6,328	$(5,854)

	Year Ended December 31,
	2014	2013	2012
Consolidated Statements of Operations Data:(1)
Revenue	100%	100%	100%
Cost of revenue	29	31	33
Gross profit	71	69	67
Marketing	21	21	27
Technology and development	23	18	20
Customer service and operations	11	11	14
General and administrative	13	11	11
Business e-mail compromise ("BEC") fraud loss	19	—	—
Total operating expense	87	61	72
Income (loss) from operations	(16)	7	(5)
Other income (expense):
Interest expense	(1)	(2)	(2)
Interest income	—	—	—
Other expense	—	(1)	—
Income (loss) before income taxes	(17)	5	(7)
Provision for income taxes	—	—	—
Net income (loss)	(17)%	5%	(7)%

(1)	Certain items may not foot due to rounding.

Revenue

	Year Ended December 31,			2014 to 2013	2013 to 2012
	2014	2013	2012	% Change	% Change
	(dollars in thousands)
Revenue	$159,084	$122,206	$80,016	30%	53%

2014 Compared to 2013. Revenue increased $36.9 million, or 30%, in 2014 as compared to 2013. The increase was primarily due to a 21% increase in active customers, which included 554,543 gross additional customers added during 2014. Revenue grew at a faster rate than the increase in our active customers because the annual revenue per average active customer increased from $133 in 2013 to $136 in 2014, or 2%. This increase was due to an increase in average number of transactions per active customer in 2014 as compared to 2013.

2013 Compared to 2012. Revenue increased $42.2 million, or 53%, in 2013 as compared to 2012. The increase was primarily due to a 36% increase in active customers, which included 543,555 gross additional customers added during 2013. Revenue grew at a faster rate than the increase in our active customers because the annual revenue per average active customer increased from $124 in 2012 to $133 in 2013, or 8%. This increase was due to changes in the mix of countries we serve toward those with a higher average transaction amount.

Cost of Revenue

	Year Ended December 31,			2014 to 2013	2013 to 2012
	2014	2013	2012	% Change	% Change
	(dollars in thousands)
Cost of revenue	$45,415	$38,082	$26,779	19%	42%
Percentage of revenue	29%	31%	33%

2014 Compared to 2013. Cost of revenue increased $7.3 million, or 19%, in 2014 as compared to 2013. The increase in cost of revenue was driven by a $6.3 million increase in processing and disbursement costs to support the 28% increase in transactions and a $1.2 million increase in promotional advertising spend. This was partially offset by a decrease of $0.2 million in transaction losses due to lower customer fraud and ACH losses. The decrease in cost of revenue as a percentage of revenue and corresponding increase in gross profit for 2014 was primarily a result of a reduction in transaction losses.

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

Marketing Expense

	Year Ended December 31,			2014 to 2013	2013 to 2012
	2014	2013	2012	% Change	% Change
	(dollars in thousands)
Marketing	$32,667	$25,926	$21,496	26%	21%
Percentage of revenue	21%	21%	27%

2014 Compared to 2013. Marketing expense increased $6.7 million, or 26%, in 2014 as compared to 2013. The increase was driven by $4.5 million related to an expansion of our marketing programs to drive increased acquisition of gross additional customers, including increased television, offline and online promotions. In addition, there was an increase of $1.4 million in personnel-related costs (including stock-based compensation),  $0.3 million in professional consulting fees and $0.3 million in allocated rent, asset depreciation expenses and asset impairment charges primarily due to the relocation of our corporate headquarters.  The remaining $0.2 million is primarily due to other operational spend, including increased travel.

2013 Compared to 2012. Marketing expense increased $4.4 million, or 21%, in 2013 as compared to 2012. The increase was primarily due to an expansion of our marketing programs to drive increased acquisition of gross additional customers, including increasing television, out-of-home, online and incentive promotions by $3.5 million to $21.4 million during 2013. In addition, there was an increase of $0.6 million in personnel-related costs (including stock-based compensation). As a percentage of revenue, marketing expense fluctuates from period to period due to the timing of marketing programs and incentive programs to acquire gross additional customers.

Technology and Development Expense

	Year Ended December 31,			2014 to 2013	2013 to 2012
	2014	2013	2012	% Change	% Change
	(dollars in thousands)
Technology and development	$36,981	$22,451	$15,950	65%	41%
Percentage of revenue	23%	18%	20%

2014 Compared to 2013. Technology and development expense increased $14.5 million, or 65%, in 2014 as compared to 2013.  The increase was primarily the result of an increase in personnel-related costs of $7.7 million (including stock-based compensation) due to an increase in the U.S. employee headcount to expand and improve our service, and an increase in personnel-related costs of $1.1 million (including stock-based compensation) related to our new development center in Guatemala. In addition, there was an increase of $1.6 million in information technology and infrastructure costs, including increased spend on web hosting services. There was also an increase of $1.2 million in asset depreciation and other amortization expense primarily due to the new office space, an increase of $1.1 million in allocated rent and an increase of $0.8 million in amortization of acquired intangibles. In addition, there was also an allocation of $0.2 million for asset impairment charges primarily due to the relocation of our corporate headquarters. The remaining increase of $0.8 million was primarily due to other operational spend, including increased travel.

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

Customer Service and Operations Expense

	Year Ended December 31,			2014 to 2013	2013 to 2012
	2014	2013	2012	% Change	% Change
	(dollars in thousands)
Customer service and operations	$17,314	$13,552	$10,964	28%	24%
Percentage of revenue	11%	11%	14%

2014 Compared to 2013. Customer service and operations expense increased $3.8 million, or 28%, in 2014 as compared to 2013.  The increase was primarily due to an increase in the volume of transactions we processed, resulting in an increase of $1.4 million in costs associated with our outsourced support centers (including communication and software costs), $1.3 million in personnel-related costs (including stock-based compensation), $0.5 million in customer verification and fraud prevention costs and $0.4 million in allocated rent, asset depreciation expenses and asset impairment charges primarily due to the relocation of our corporate headquarters. The outsourced support centers perform various tasks, including customer support, customer verifications and collections. The remaining $0.2 million is primarily due to other operational spend, including increased travel.

2013 Compared to 2012. Customer service and operations expense increased $2.6 million, or 24%, in 2013 as compared to 2012. The increase was primarily due to an increase in the volume of transactions we processed, resulting in an increase in costs of $1.8 million to $8.7 million associated with our outsourced support centers (including communication and software costs), $0.4 million in personnel-related costs (including stock-based compensation) and $0.3 million in customer verification costs.

General and Administrative Expense

	Year Ended December 31,			2014 to 2013	2013 to 2012
	2014	2013	2012	% Change	% Change
	(dollars in thousands)
General and administrative	$20,902	$13,145	$9,135	59%	44%
Percentage of revenue	13%	11%	11%

2014 Compared to 2013. General and administrative expense increased $7.8 million, or 59%, in 2014 as compared to 2013. The increase was primarily the result of an increase in personnel-related costs of $4.7 million (including stock-based compensation) due to an increase in headcount to support our overall growth, a $1.2 million increase in allocated rent, asset depreciation and asset impairment charges due to the relocation of our corporate headquarters, an increase of $0.5 million in consulting, professional services and public company costs, an increase of $0.4 million in franchise taxes and an increase of $0.4 million in processing errors.  The remaining $0.6 million increase was primarily due to an increase in information technology, infrastructure costs and other operational spend, including increased travel.

2013 Compared to 2012. General and administrative expense increased $4.0 million, or 44%, in 2013 as compared to 2012. The increase was primarily the result of an increase in personnel-related costs of $2.8 million (including stock-based compensation) due to an increase in headcount to support our overall growth, and an increase in consulting, professional services and public company costs of $0.6 million. The remaining $0.6 million increase was due to an increase in facilities, allocated insurance costs, information technology and other infrastructure costs.

Business E-mail Compromise Fraud Loss

See details above under “—Basis of Presentation.”

Interest Expense

2014 Compared to 2013. Interest expense decreased $0.5 million in 2014 as compared to 2013 as a result of a decrease in average outstanding debt balances on our line of credit.

2013 Compared to 2012. Interest expense increased $0.3 million in 2013 as compared to 2012 as a result of the increase in amortization of line of credit fees.

Other Expense

2014 Compared to 2013. Other expense decreased $0.8 million in 2014 as compared to 2013 as a result of lower currency fluctuations in 2014 between the initiation of and the settlement of transactions (usually a period of no longer than 24 hours), primarily related to Indian Rupee exchange rate fluctuations against the U.S. dollar.

2013 Compared to 2012. Other expense increased $0.9 million in 2013 as compared to 2012 as a result of currency fluctuations over the period between the initiation of and the settlement of transactions (usually a period of no longer than 24 hours), primarily related to Indian Rupee exchange rate fluctuations against the U.S. dollar.

Quarterly Results of Operations Data

The following tables set forth our unaudited quarterly consolidated statements of operations data in dollars and as a percentage of revenue and our key metrics for each of the eight quarters ended December 31, 2014. We have prepared the quarterly data on a consistent basis with the audited consolidated financial statements included in this report. In the opinion of management, the financial information reflects all necessary adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of this data. This information should be read in conjunction with the audited consolidated financial statements and related notes included elsewhere in this report. The results of historical periods are not necessarily indicative of the results of operations for a full year or any future period.

	Three Months Ended,
	Dec. 31,	Sept. 30,	June 30,	Mar. 31,	Dec. 31,	Sept. 30,	June 30,	Mar. 31,
	2014	2014	2014	2014	2013	2013	2013	2013
	(in thousands, except per share data)
	(unaudited)
Revenue	$43,886	$39,416	$39,844	$35,938	$32,119	$32,279	$33,493	$24,315
Cost of revenue	11,739	11,121	12,977	9,578	10,080	10,364	10,119	7,519
Gross profit	32,147	28,295	26,867	26,360	22,039	21,915	23,374	16,796
Marketing	9,336	7,193	7,356	8,782	7,015	6,312	6,907	5,692
Technology and development	10,312	10,018	8,801	7,850	6,016	6,125	5,476	4,834
Customer service and operations	4,566	4,403	4,371	3,974	3,713	3,497	3,325	3,017
General and administrative	5,186	5,741	4,817	5,158	3,791	3,392	3,039	2,923
Business e-mail compromise ("BEC") fraud loss	30,774	—	—	—	—	—	—	—
Total operating expense	60,174	27,355	25,345	25,764	20,535	19,326	18,747	16,466
Income (loss) from operations	(28,027)	940	1,522	596	1,504	2,589	4,627	330
Other income (expense):
Interest expense	(340)	(351)	(344)	(328)	(303)	(588)	(499)	(447)
Interest income	74	59	69	76	80	46	41	36
Other income (expense):	(185)	(220)	170	20	(106)	(1,002)	53	4
Income (loss) before income taxes	(28,478)	428	1,417	364	1,175	1,045	4,222	(77)
(Benefit) provision for income taxes	(16)	30	19	12	22	(119)	132	2
Net income (loss)	$(28,462)	$398	$1,398	$352	$1,153	$1,164	$4,090	$(79)

Net income (loss) per share:
Basic	$(0.74)	$0.01	$0.04	$0.01	$0.03	$0.03	$0.12	$(0.00)
Diluted	$(0.74)	$0.01	$0.03	$0.01	$0.03	$0.03	$0.11	$(0.00)

Weighted-average shares used to compute per share amounts:
Basic	38,521	38,347	38,102	37,799	37,494	33,880	32,974	19,041
Diluted	38,521	41,765	41,622	41,710	41,690	38,188	37,263	19,041

Stock-based compensation included in the above line items was as follows:

	Three Months Ended,
	Dec. 31,	Sept. 30,	June 30,	Mar. 31,	Dec. 31,	Sept. 30,	June 30,	Mar. 31,
	2014	2014	2014	2014	2013	2013	2013	2013
	(in thousands)
	(unaudited)
Stock-based compensation expense:
Marketing	$287	$252	$266	$233	$109	$110	$106	$92
Technology and development	888	929	787	619	433	339	296	226
Customer service and operations	227	215	209	193	111	120	107	77
General and administrative	1,138	1,223	1,071	879	579	531	450	383

Total stock-based compensation	$2,540	$2,619	$2,333	$1,924	$1,232	$1,100	$959	$778

	Three Months Ended,(1)
	Dec. 31,	Sept. 30,	June 30,	Mar. 31,	Dec. 31,	Sept. 30,	June 30,	Mar. 31,
	2014	2014	2014	2014	2013	2013	2013	2013
	(unaudited)
Revenue	100%	100%	100%	100%	100%	100%	100%	100%
Cost of revenue	27	28	33	27	31	32	30	31
Gross profit	73	72	67	73	69	68	70	69
Marketing	21	18	18	24	22	20	21	23
Technology and development	23	25	22	22	19	19	16	20
Customer service and operations	10	11	11	11	12	11	10	12
General and administrative	12	15	12	14	12	11	9	12
Business e-mail compromise ("BEC") fraud loss	70	—	—	—	—	—	—	—
Total operating expense	137	69	64	72	64	60	56	68
Income (loss) from operations	(64)	2	4	2	5	8	14	1
Other income (expense):
Interest expense	(1)	(1)	(1)	(1)	(1)	(2)	(1)	(2)
Interest income	—	—	—	—	—	—	—	—
Other income (expense):	—	(1)	—	—	—	(3)	—	—
Income (loss) before income taxes	(65)	1	4	1	4	3	13	—
(Benefit) provision for income taxes	—	—	—	—	—	—	—	—
Net income (loss)	(65)%	1%	4%	1%	4%	4%	12%	—%

(1)	Certain items may not foot due to rounding.

The following table presents our key operating and financial metrics for the periods presented (unaudited). Our management views the number of gross additional customers as a key component of our active customer base, and as a key driver of business growth and revenue. Beginning in the first quarter of 2015, we will no longer separately disclose new customers and cost per acquisition of a new customer. For further information, see “—Key Metrics” above.

	Three Months Ended,(1)
	Dec. 31,	Sept. 30,	June 30,	Mar. 31,	Dec. 31,	Sept. 30,	June 30,	Mar. 31,
	2014	2014	2014	2014	2013	2013	2013	2013
Other Financial and Operational Data:(1)
Gross Sending Volume (in thousands)	$1,758,865	$1,718,499	$1,805,342	$1,576,691	$1,366,767	$1,515,557	$1,606,584	$1,055,847
Transactions	3,477,440	3,197,129	3,192,199	2,896,639	2,744,000	2,623,000	2,582,000	2,039,000
Active Customers	1,278,646	1,221,733	1,195,425	1,130,367	1,059,689	997,753	919,610	841,819
Gross Additional Customers	145,209	118,964	153,961	136,409	132,117	139,079	151,092	121,267
New Customers	118,072	96,632	133,540	117,095	112,980	123,600	134,899	109,631
Cost Per Acquisition of a Gross Additional Customer	$53	$44	$44	$48	$42	$35	$39	$36
Cost Per Acquisition of a New Customer	$65	$54	$50	$56	$49	$40	$44	$40
Adjusted EBITDA (in thousands)	$6,535	$4,955	$5,068	$3,523	$3,333	$3,322	$6,149	$1,574

(1)	For information on how we define these operational and financial metrics see “—Key Metrics.”

	Three Months Ended,
	Dec. 31,	Sept. 30,	June 30,	Mar. 31,	Dec. 31,	Sept. 30,	June 30,	Mar. 31,
	2014	2014	2014	2014	2013	2013	2013	2013
	(in thousands)
	(unaudited)
Reconciliation of Adjusted EBITDA:
Net income (loss)	$(28,462)	$398	$1,398	$352	$1,153	$1,164	$4,090	$(79)
(Benefit) provision for income taxes	(16)	30	19	12	22	(119)	132	2
Interest expense	340	351	344	328	303	588	499	447
Interest income	(74)	(59)	(69)	(76)	(80)	(46)	(41)	(36)
Amortization of acquired intangible	203	204	203	204	—	—	—	—
Depreciation and other amortization expense	1,230	1,412	840	779	703	635	510	462
Stock-based compensation	2,540	2,619	2,333	1,924	1,232	1,100	959	778
Business e-mail compromise ("BEC") fraud loss	30,774	—	—	—	—	—	—	—
Adjusted EBITDA	$6,535	$4,955	$5,068	$3,523	$3,333	$3,322	$6,149	$1,574

With the exception of the three months ended September 30, 2013, December 31, 2013 and September 30, 2014, we have experienced sequential revenue growth in all periods presented as a result of attracting gross additional customers and retaining our active customers. The sequential decline in revenue in the three months ended September 30, 2013 was due to an unprecedented 38% quarter over quarter increase in revenue during the three months ended June 30, 2013. Revenue was flat between September 30, 2013 and December 31, 2013 due to lower revenue from Indian customers as discussed below.

We experience some seasonal trends in our business. Generally, revenue in our second and fourth quarters is stronger due to Mother’s Day and Christmas when we tend to have an increased rate of activity from our active customers. In addition, some of our customers transact more depending on the value of the local currency relative to the U.S. dollar. We see this trend most clearly among our Indian customers, a subset of which is highly influenced by the value, or the perceived value, of the Indian Rupee relative to the U.S. dollar. For example, we saw an increase in activity in the three months ended June 30, 2013 and September 30, 2013 due to a weakening Indian Rupee, or the perception of a weakening Indian Rupee. Conversely, during the three months ended December 31, 2013, we saw a decrease in activity to India due to a strengthening Indian Rupee, or the perception of a strengthening Indian Rupee. The Indian Rupee volatility in 2014 was not as significant as compared to 2013.

Our cost of revenue has increased in absolute dollars but has decreased as a percentage of revenue. Our operating expenses have increased in absolute dollars as we continue to invest in service innovation and technology by hiring additional employees and continue to introduce new marketing programs to increase brand awareness. Technology and development became our largest operating expense as a percentage of revenue in 2014 because we acquired BlueKite, LTD to augment our product and development team, invested in the development and launch of our new service, Xoom Bill Pay, and continued enhancing our mobile products. We also continue to look for innovative and efficient marketing efforts and expect that our marketing expense will continue to increase and will vary from period to period due to the timing and nature of marketing programs. In addition, our facilities costs have increased due to our new corporate headquarters.

Liquidity and Capital Resources

Since inception, we have financed our operations and capital expenditures primarily through the sale of preferred and common stock and, to a lesser extent, from borrowings and exercise of stock options to purchase common stock. Our principal uses of cash are funding our operations and capital expenditures.

As of December 31, 2014, we had cash, cash equivalents, disbursement prefunding and short-term investments of $250.2 million, which consisted of cash, money market funds, U.S. government securities,

commercial paper, certificates of deposit, corporate bonds and prefunded balances with some of our disbursement partners. All of our cash equivalents and short-term investments are held at U.S. financial institutions.

The following table summarizes our cash and cash equivalents and disbursement prefunding as of the dates presented (in millions):

	December 31,
	2014	2013
Domestic institutions	$49.7	$92.5
Foreign institutions	88.7	52.3

We hold cash at foreign financial institutions in order to prefund our disbursement partners. Our policy is generally to have relationships with multiple foreign institutions in each of our major markets so that our institutional risk is diversified. For example, we hold balances at eight different institutions in the Philippines and three large banks in India, including HDFC Bank Limited and Punjab National Bank. We generally review financial statements of our disbursement partners before commencing a business relationship with them, and annually thereafter, though such reviews may not mitigate all risk of loss. Certain of our balances in domestic and all of our balances in foreign institutions are uninsured. Our institutional losses of pre-funded balances have totaled less than $150,000 since our inception.

We experience significant day-to-day fluctuations in our cash and cash equivalents, disbursement prefunding and line of credit balances. These fluctuations are primarily due to:

•

Fluctuations in daily GSV. As daily GSV increases, our cash and disbursement prefunding amounts will increase, and we may draw down on our line of credit to fund the increased activities. Typically our cash and disbursement prefunding balances at period end represent one to four days of disbursements to be made in the subsequent period; and

•

Timing of period end. For periods that end on a weekend or a bank holiday, our cash and cash equivalents and disbursement prefunding typically will be more than for periods ending on a weekday as we fund these balances five days a week, but we disburse funds seven days a week.

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

As of December 31, 2014, we had $103.1 million available under our $150.0 million line of credit, reflecting $28.0 million outstanding under the line of credit and $18.9 million reserved under the two standby letters of credit. We repaid the $28.0 million of borrowing in the first week of January 2015.

Due to the business e-mail compromise fraud loss discussed above, under “—Basis of Presentation,” we were unable to meet one of our debt covenants under the Restated Loan Agreement as of December 31, 2014, and our inability to do so was waived by our lenders who also agreed not to include the amount of the business e-mail compromise fraud loss in the determination of our compliance with our debt covenants going forward.

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

The following table summarizes our cash flows for the years presented:

	Year Ended December 31,
	2014	2013	2012
	(in thousands)
Net cash used in operating activities	$(40,056)	$(8,686)	$(750)
Net cash used in investing activities	(35,052)	(82,538)	(16,061)
Net cash provided by financing activities	31,345	157,126	13,640

Operating Activities

Our use of cash for 2014 was attributable to changes in our operating assets and liabilities of $29.6 million and $26.3 million of net loss, which included $30.8 million of business e-mail compromise fraud loss discussed above under “—Basis of Presentation.” This was partially offset by $15.8 million in adjustments for non-cash items. Adjustments for non-cash items primarily consisted of stock-based compensation, depreciation and amortization expense (including amortization of acquired intangible), impairment of long-lived assets and accretion of premiums on short-term investments. The use of cash resulting from changes in our operating assets and liabilities primarily consisted of an increase in disbursement prefunding of $37.3 million relating to the timing of funding our disbursement partners and an increase in GSV, an increase in customer funds receivable of $2.2 million relating to the timing of transactions in process and an increase in GSV, an increase in prepaid expense and other current assets of $1.1 million, partially offset by an increase of $5.3 million in non-current liabilities due to $3.5 million receipt of tenant improvement allowance and the balance primarily due to deferred rent. In addition, there was an increase of $4.6 million in accounts payable and accrued expenses primarily relating to the Acquisition and increased marketing spend,  $0.7 million in customer liabilities relating to undisbursed transactions and an increase in GSV and $0.4 million in other assets.

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

Investing Activities

Our primary investing activities have consisted of purchases, sales and maturities of short-term investments, purchases of property, equipment and software and changes in our restricted cash. In 2014, our investing activities included the Acquisition which resulted in a cash outflow of approximately $8.9 million. Purchases of property, equipment and software may vary from period to period due to the timing of the expansion of our operations, website, mobile and bill payment solutions and internal-use software development. We expect to continue to invest in property, equipment and software development in the coming years.

We used $8.5 million, $80.6 million and $5.2 million in 2014, 2013 and 2012, respectively, in net purchases of short-term investments.

We used $14.5 million for purchases of property and equipment and development of software in 2014. These were primarily for leasehold improvements, office furniture and equipment for our corporate headquarters as discussed in our “—Contractual Obligations and Commitments” below. We used $3.4 million and $3.2 million for purchases of property, equipment and intangible assets and development of software in 2013 and 2012, respectively.

In addition, we had an increase in our restricted cash of $3.2 million in 2014 primarily due to higher collateral requirements of our existing payment processors as a result of an increase in our processing limits.

In February 2013, the Reserve Bank of India extended its rupee drawing arrangement, or RDA, to money transmitters based in the United States. We had a decrease in our restricted cash of $1.7 million during 2013 because we began processing transactions to India exclusively under RDA in July 2013 and are no longer processing transactions to India via our subsidiary, buyindiaonline.com Inc., under its MTSS license.  As a result of decreased sending volume under its MTSS license, our subsidiary is no longer bound by the high collateral requirements which applied in previous periods. In addition, in 2013, we maintained $0.2 million as restricted cash at a large financial institution in India for our India operations. Buyindiaonline.com Inc. surrendered its MTSS license as of September 30, 2014.

During 2012, we integrated a new ACH payment processor and increased our GSV with an existing ACH payment processor, which required us to restrict an additional $7.0 million of our cash as collateral. In addition, we had an increase in our restricted cash of $0.6 million due to higher collateral requirements under

buyindiaonline.com Inc.’s MTSS license to disburse funds in India as a result of increased sending volume to India.

Financing Activities

Our financing activities have primarily consisted of net proceeds from the issuance of preferred and common stock, exercise of common stock options and repayments and borrowings under our line of credit.

Cash provided by financing activities was $31.3 million in 2014 primarily due to $28.0 million net borrowings under our line of credit and $3.3 million of proceeds from the exercise of options to purchase common stock. As described in “—Liquidity and Capital Resources” above, we utilized the line of credit to prefund disbursement partners partly due to a banking holiday in most of the disbursement countries following the end of December 2014, and partly due to the reduced cash balance as a result of the business e-mail compromise fraud loss discussed above under “—Basis of Presentation.”

Cash provided by financing activities in 2013 was $157.1 million primarily due to $88.4 million net proceeds from our initial public offering, or IPO, and $104.8 million net proceeds from our follow-on offering. This was partially offset by net repayments of $40.0 million under our line of credit.

Cash provided by financing activities in 2012 was $13.6 million consisting primarily of net borrowings of $13.5 million on our line of credit.

Off-Balance Sheet Arrangements

As described in “—Our Indebtedness” above, SVB issued a standby letter of credit for $15.0 million which satisfies the additional collateral requirement to maintain our India operations. In connection with our corporate headquarters’ lease arrangement entered into in December 2013, SVB issued a $3.9 million letter of credit in January 2014 as a security deposit for our office lease. As of December 31, 2014 and 2013, we had $18.9 million and $15.0 million reserved under our standby letters of credit, respectively.

Contractual Obligations and Commitments

The following table describes our contractual obligations as of December 31, 2014:

	Payments Due by Period
		Less Than	1-3	4-5
	Total	1 Year	Years	Years	Thereafter
	(in thousands)
Operating lease obligations	$46,986	$5,171	$10,160	$9,300	$22,355

The contractual obligations in the table above are associated with agreements that are enforceable and legally binding. Obligations under contracts that we can cancel without a significant penalty are not included in the table above. The table does not reflect minimum sublease rentals of $2.5 million receivable in the future under non-cancelable sublease agreements.

As described in the “Properties” section of Part I, Item 2 of this report, we entered into a lease arrangement for our corporate headquarters at a location in San Francisco, California, which commenced in July 2014 for a 120-month term. Pursuant to the terms of the lease, we will lease an additional 26,870 square feet of office space, which is expected to commence in July 2015. We also lease our back-up data centers under operating leases which expire in 2015 and 2016. Additionally, in May 2014, we entered into a lease for our Guatemala City development center for a five-year term. Prior to the third quarter of 2014, we leased the office facilities for our corporate headquarters in another location in San Francisco, California under operating leases which expire in 2016. We have sublet our prior office space after our relocation. The sublease agreements commenced in the third and fourth quarters of 2014 and will expire in October 2016. The terms of certain lease and sublease agreements provide for rental payments and income on a graduated basis. We recognize rent expense, net of sublease income, on a straight-line basis over the lease period.

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

We believe that the assumptions and estimates associated with our income taxes and stock-based compensation have the greatest potential impact on our consolidated financial statements. Therefore, we consider these to be our critical accounting policies and estimates. For further information on all of our significant accounting policies, please see Note 3 of the accompanying notes to our consolidated financial statements.

Income Taxes

We use the asset and liability method to account for income taxes, which requires the recognition of deferred tax assets and liabilities for the expected future income tax consequences of events that have been recognized in our consolidated financial statements or tax returns. Deferred tax assets and liabilities are recognized based on temporary differences between the financial statement carrying amounts and the tax bases of assets and liabilities using enacted tax rates in effect in the years in which the temporary differences are expected to reverse. We record a valuation allowance to reduce deferred tax asset to the amount that is believed more likely than not to be realized based on analyses of a number of factors including our historical performance, future profitability, expansion plans and future investments in our technologies. As of December 31, 2014, our deferred tax assets were offset in full by a valuation allowance because of the factors above.

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

Stock-Based Compensation

Stock-based compensation is measured at the grant date based on the fair value of the award and is recognized as expense, net of estimated forfeitures, over the requisite service period, which is the vesting period of the respective award. As the forfeiture rates used to calculate stock-based compensation expense were estimated based on our historical experience, if actual forfeitures differ significantly from our estimates, stock-based compensation expense and our results of operations could be materially impacted.

Determining the fair value of stock-based awards at the grant date requires judgment. We estimate the expense for restricted stock units based on grant date fair value of our common stock. We use the Black-Scholes option-pricing model to determine the fair value of stock options. The determination of the grant date fair value of options using an option-pricing model is affected by our estimated common stock fair value as well as assumptions regarding a number of other complex and subjective variables. These variables include the fair value of our common stock, our expected stock price volatility over the expected term of the options, stock option exercise and cancellation behaviors, risk-free interest rates and expected dividends, which are estimated as follows:

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

The following table presents the weighted-average assumptions used to estimate the fair value of options granted during the years presented:

	Year Ended December 31,
	2014	2013	2012
Expected term (in years)	6.2	6.1	6.3
Risk-free interest rate	2.01%	1.35%	1.26%
Dividend yield	None	None	None
Volatility rate	43%	44%	42%

Recently Issued Accounting Pronouncement

On May 28, 2014, the Financial Accounting Standards Board issued ASU No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The new standard is effective for us on January 1, 2017. Early application is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. We are evaluating the effect that ASU 2014-09 will have on our consolidated financial statements and related disclosures. We have not yet selected a transition method nor have we determined the effect of the standard on our ongoing financial reporting.

ITEM 7A.Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Fluctuation Risk

Our cash and cash equivalents and short-term investments consist of cash, money market funds, U.S. government securities, commercial paper, certificates of deposit and corporate bonds.

The primary objective of our investment activities is to preserve principal while maximizing income without significantly increasing risk. Because our cash and cash equivalents and short-term investments have a relatively short maturity, our portfolio’s fair value is relatively insensitive to interest rate changes. We determined that the nominal difference in basis points from potentially investing our cash and cash equivalents and short-term investments in longer-term investments did not warrant a change in our investment strategy. In future periods, we will continue to evaluate our investment policy in order to ensure that we continue to meet our overall objectives. We believe a hypothetical 10% increase in interest rates as of December 31, 2014 would have an immaterial impact on our investment portfolio, results of operations and cash flows.

Any borrowings under our line of credit with SVB are at a variable rate and, as a result, increases in market interest rates would generally result in increased interest expense on our outstanding borrowings.

Foreign Exchange Risk

We are exposed to foreign exchange risk as we offer our services in 32 countries and disburse our transactions in multiple foreign currencies. However, we believe that this risk is somewhat limited due to the fact that these transactions are usually disbursed in less than three business days. As of December 31, 2014 and 2013, we had not entered into any foreign exchange hedging contracts.

Inflation Risk

We do not believe that inflation has had a material effect on our business, financial condition or results of operations. If our costs were to become subject to significant inflationary pressures, we may not be able to fully offset such higher costs through fee increases.

ITEM 8.Financial Statements and Supplementary Data

Xoom Corporation

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Xoom Corporation:

We have audited the accompanying consolidated balance sheets of Xoom Corporation and subsidiaries (the Company) as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2014. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP

San Francisco, California

February 27, 2015

Xoom Corporation

Consolidated Balance Sheets

(in Thousands, Except Share and Per Share Data)

	December 31,	December 31,
	2014	2013
Assets
Current assets:
Cash and cash equivalents	$67,216	$110,979
Disbursement prefunding	71,167	33,799
Short-term investments	111,777	104,678
Customer funds receivable	18,590	16,381
Prepaid expenses and other current assets	5,417	4,237
Total current assets	274,167	270,074
Non-current assets:
Property, equipment and software, net	15,670	4,855
Goodwill	9,032	—
Intangibles, net	5,129	250
Restricted cash	10,971	7,816
Other assets	755	1,084
Total assets	$315,724	$284,079
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$14,533	$8,345
Customer liabilities	11,540	10,791
Line of credit	28,000	—
Total current liabilities	54,073	19,136
Non-current liabilities:
Non-current liabilities	5,885	99
Total liabilities	59,958	19,235
Commitments and Contingencies (Note 15)
Stockholders’ equity:
Convertible preferred stock, $0.0001 par value, 25,000,000 shares authorized; issued and outstanding 0 shares; aggregate liquidation preference $0 at December 31, 2014 and 2013	—	—
Common stock, $0.0001 par value, 500,000,000 shares authorized; issued and outstanding 38,592,808 and 37,583,945 shares at December 31, 2014 and 2013, respectively	4	4
Additional paid-in capital	339,169	321,878
Accumulated other comprehensive loss	(55)	—
Accumulated deficit	(83,352)	(57,038)
Total stockholders’ equity	255,766	264,844
Total liabilities and stockholders’ equity	$315,724	$284,079

See accompanying notes to consolidated financial statements.

Xoom Corporation

Consolidated Statements of Operations

(in Thousands, Except Per Share Data)

	Year Ended December 31,
	2014	2013	2012

Revenue	$159,084	$122,206	$80,016
Cost of revenue	45,415	38,082	26,779
Gross profit	113,669	84,124	53,237
Marketing	32,667	25,926	21,496
Technology and development	36,981	22,451	15,950
Customer service and operations	17,314	13,552	10,964
General and administrative	20,902	13,145	9,135
Business e-mail compromise ("BEC") fraud loss	30,774	—	—
Total operating expense	138,638	75,074	57,545
Income (loss) from operations	(24,969)	9,050	(4,308)
Other income (expense):
Interest expense	(1,363)	(1,837)	(1,504)
Interest income	278	203	85
Other expense	(215)	(1,051)	(125)
Income (loss) before income taxes	(26,269)	6,365	(5,852)
Provision for income taxes	45	37	2
Net income (loss)	$(26,314)	$6,328	$(5,854)
Net income (loss) per share:
Basic	$(0.69)	$0.20	$(1.16)
Diluted	$(0.69)	$0.17	$(1.16)
Weighted-average shares used to compute net income (loss) per share:
Basic	38,195	30,906	5,049
Diluted	38,195	37,912	5,049

See accompanying notes to consolidated financial statements.

Xoom Corporation

Consolidated Statements of Comprehensive Income (Loss)

(in Thousands)

	Year Ended December 31,
	2014	2013	2012

Net income (loss)	$(26,314)	$6,328	$(5,854)
Unrealized gain (loss) on marketable securities, net of taxes of $0	(55)	1	9
Total comprehensive income (loss)	$(26,369)	$6,329	$(5,845)

See accompanying notes to consolidated financial statements.

Xoom Corporation

Consolidated Statements of Stockholders’ Equity

(in Thousands, Except Share Data)

						Accumulated
	Convertible				Additional	Other		Total
	Preferred Stock		Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Income (loss)	Deficit	Equity

Balance at January 1, 2012	21,444,251	$2	5,027,249	$1	$117,880	$(10)	$(57,512)	$60,361

Issuance costs for preferred stock	—	—	—	—	(6)	—	—	(6)
Issuance of common stock under employee stock plans	—	—	56,367	—	146	—	—	146
Stock-based compensation	—	—	—	—	2,445	—	—	2,445
Issuance of common stock warrants	—	—	—	—	219	—	—	219
Unrealized gain on marketable securities, net of taxes of $0	—	—	—	—	—	9	—	9
Net loss	—	—	—	—	—	—	(5,854)	(5,854)

Balance at December 31, 2012	21,444,251	2	5,083,616	1	120,684	(1)	(63,366)	57,320

Conversion of preferred stock to common stock	(21,444,251)	(2)	21,444,251	2	—	—	—	—
Cashless exercise of warrants	—	—	24,955	—	—	—	—	—
Issuance of common stock under employee stock plans	—	—	1,230,342	—	3,919	—	—	3,919
Proceeds from initial public offering net of offering costs	—	—	6,169,643	1	88,423	—	—	88,424
Proceeds from follow-on offering net of offering costs	—	—	3,631,138	—	104,752	—	—	104,752
Stock-based compensation	—	—	—	—	4,069	—	—	4,069
Excess tax benefit related to stock-based compensation	—	—	—	—	31	—	—	31
Unrealized gain on marketable securities, net of taxes of $0	—	—	—	—	—	1	—	1
Net income	—	—	—	—	—	—	6,328	6,328

Balance at December 31, 2013	—	—	37,583,945	4	321,878	—	(57,038)	264,844

Issuance of common stock under employee stock plans	—	—	932,261	—	3,345	—	—	3,345
Issuance of common stock in connection with acquisition of BlueKite, LTD	—	—	76,602	—	2,196	—	—	2,196
Contingent common stock issuable in connection with acquisition of BlueKite, LTD	—	—	—	—	2,274	—	—	2,274
Stock-based compensation	—	—	—	—	9,476	—	—	9,476
Unrealized loss on marketable securities, net of taxes of $0	—	—	—	—	—	(55)	—	(55)
Net loss	—	—	—	—	—	—	(26,314)	(26,314)

Balance at December 31, 2014	—	$—	38,592,808	$4	$339,169	$(55)	$(83,352)	$255,766

See accompanying notes to consolidated financial statements.

Xoom Corporation

Consolidated Statements of Cash Flows

(in Thousands)

	Year Ended December 31,
	2014	2013	2012
Cash flows from operating activities:
Net income (loss)	$(26,314)	$6,328	$(5,854)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Stock-based compensation	9,416	4,069	2,445
Depreciation and other amortization expense	3,930	2,310	1,495
Impairment charges related to long-lived assets	307	—	—
Loss on disposal of property and equipment	24	4	2
Amortization of acquired intangible	814	—	—
Amortization of premium on investments	1,357	1,077	517
Amortization of warrant issuance costs	21	87	73
Changes in operating assets and liabilities:
Disbursement prefunding	(37,279)	(18,729)	(6,066)
Customer funds receivable	(2,209)	(7,063)	7,869
Prepaid expenses and other current assets	(1,130)	610	(2,797)
Other assets	382	(736)	(189)
Customer liabilities	749	2,255	344
Accounts payable and accrued expenses	4,565	1,090	1,324
Non-current liabilities	5,311	12	87
Net cash used in operating activities	(40,056)	(8,686)	(750)

Cash flows from investing activities:
Purchase of property, equipment, software and intangible assets	(14,512)	(3,430)	(3,206)
Purchase of short-term investments	(158,283)	(142,423)	(37,470)
Proceeds from sales and maturities of short-term investments	149,772	61,794	32,222
Cash paid in business combination, net of cash received	(8,874)	—	—
Change in restricted cash	(3,155)	1,521	(7,607)
Net cash used in investing activities	(35,052)	(82,538)	(16,061)

Cash flows from financing activities:
Net proceeds from issuance of preferred stock	—	—	(6)
Proceeds from exercise of common stock options	3,345	3,919	146
Excess tax benefit related to stock-based compensation	—	31	—
Net borrowings (repayments) under line of credit	28,000	(40,000)	13,500
Proceeds from initial public offering, net of costs	—	88,424	—
Proceeds from follow-on offering, net of costs	—	104,752	—
Net cash provided by financing activities	31,345	157,126	13,640

Net increase (decrease) in cash and cash equivalents	(43,763)	65,902	(3,171)

Cash and cash equivalents, beginning of year	110,979	45,077	48,248
Cash and cash equivalents, end of year	$67,216	$110,979	$45,077

See accompanying notes to consolidated financial statements.

Xoom Corporation

Consolidated Statements of Cash Flows

(in Thousands)

	Year Ended December 31,
	2014	2013	2012
Supplemental disclosures of cash flow information:
Cash paid for taxes	$2	$45	$2
Cash paid for interest	$1,014	$2,107	$1,659
Cash received from refund of income taxes	$12	$—	$—
Supplemental disclosure of non-cash investing and financing activities:
Current liability in connection with acquisition of BlueKite, LTD	$1,500	$—	$—
Issuance of common stock in connection with acquisition of BlueKite, LTD	$2,196	$—	$—
Contingent common stock issuable in connection with acquisition of BlueKite, LTD	$2,274	$—	$—
Purchases of property and equipment in accounts payable and accrued expenses	$242	$151	$46
Deferred offering costs not yet paid	$—	$3	$699
Issuance of common stock warrants	$—	$—	$219

See accompanying notes to consolidated financial statements.

Xoom Corporation

Notes to Consolidated Financial Statements

(1) Organization and Description of Business

Xoom Corporation and its subsidiaries (together, “Xoom” or the “Company”) is a leader in the digital consumer-to-consumer international money transfer industry. Xoom’s customers send money to and pay bills for family and friends around the world.  In November 2014, Xoom launched a cross-border bill payment service, which allows customers to pay bills owed to utility providers by their families and friends in five countries.

Xoom was incorporated in California in June 2001 and reincorporated in Delaware in November 2012. The Company’s corporate headquarters is located in San Francisco, California.

(2)  Business E-mail Compromise Fraud Loss

The Company was a victim of a criminal fraud during the latter half of December 2014, which the Company detected on December 30, 2014. The fraud, known to law enforcement authorities as business e-mail compromise (“BEC”) fraud involved employee impersonation and fraudulent requests targeting the Company’s finance department, which resulted in the transfer of $30.8 million in corporate cash to overseas accounts. As a result, the Company recorded an expense of $30.8 million in its fourth quarter of 2014.

(3) Summary of Significant Accounting Policies

i.	Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Xoom and its wholly-owned subsidiaries buyindiaonline.com Inc, which is a Delaware corporation, and BlueKite, LTD, which is a British Virgin Island business company. BlueKite, LTD has two wholly-owned subsidiaries, a Florida corporation and an entity incorporated in Guatemala. All significant intercompany accounts and transactions have been eliminated. Certain items in the prior year’s consolidated financial statements have been reclassified to conform to the current year’s presentation. These reclassifications did not impact any prior amounts of reported total assets, total liabilities, stockholders’ equity or results of operations.

ii.	Use of Estimates

The preparation of these consolidated financial statements is in conformity with accounting principles generally accepted in the United States of America (“GAAP”). This requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Items subject to significant estimates and assumptions include, but are not limited to, reserve for transaction losses, valuation of stock-based compensation, income taxes, fair value of short-term investments and certain accrued expenses. Actual results could differ from those estimates.

iii.	Capital Structure

In February 2013, the Company completed its initial public offering (“IPO”) whereby 7,273,750 shares of common stock were sold to the public for aggregate net proceeds of $88.4 million, net of underwriting discounts and commissions and offering expenses payable by the Company.

In September 2013, the Company completed a follow-on public offering whereby 5,063,760 shares of common stock were sold to the public for aggregate net proceeds of $104.8 million, net of underwriting discounts and commissions and offering expenses payable by the Company.

iv.	Segments

Operating segments are components of an enterprise for which separate financial information is available and is evaluated regularly by the Company’s chief operating decision maker in deciding how to allocate resources and assessing performance. The Company’s chief operating decision maker is its Chief Executive Officer.

The Chief Executive Officer reviews financial information presented on a consolidated basis for purposes of allocating resources and evaluating financial performance. In addition, the Company has no segment managers who are held accountable for operations, operating results, or plans for components below the consolidated unit level. Accordingly, the Company is a single reportable segment.

v.	Business Combination

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

vi.	Revenue Recognition

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

vii.	Cost of Revenue

Cost of revenue includes fees paid to disbursement partners for paying funds to the recipient or for paying bills to utility providers, provisions for transaction losses, fees paid to payment processors for funding transactions and the costs of certain promotional activities to acquire additional customers.

viii.	Reserve for Transaction Losses

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

	Balance at		Losses Incurred,
	Beginning of	Additions	Net of	Balance at
	Year	to Expense	Recoveries	End of Year
December 31, 2014	$223	$13,346	$(13,380)	$189
December 31, 2013	547	13,579	(13,903)	223
December 31, 2012	774	7,722	(7,949)	547

ix.	Marketing

Marketing expense consists of business development costs, television, offline, online and promotional advertising, as well as employee compensation and related costs to support the marketing process. The

Company expenses advertising costs in the period in which they are incurred. Advertising costs amounted to $25.9 million, $21.4 million and $17.9 million, for the years ended December 31, 2014, 2013 and 2012, respectively.

The Company has a Refer-A-Friend incentive program where the referrer receives either a cash-type or non-cash award and the referee receives a non-cash award. Cash-type awards are considered to be cash-type because the referrer could use them as cash and are classified as marketing expense. The amount related to the referee is classified as cost of revenue for non-cash awards. Awards provided to the referrer are recorded in marketing expense as these payments are a reward for bringing a new customer to Xoom.

x.	Technology and Development

Technology and development expense includes employee compensation and related costs, professional services and consulting expenses, costs associated with the development of new technologies and the enhancement of existing technologies, amortization of capitalized internally developed software, as discussed in Note 3(xxiii) below, and amortization of the intangible asset (developed technology) in connection with the acquisition of BlueKite, LTD (the “Acquisition”).

xi.	Customer Service and Operations

Customer service and operations expense includes costs for outsourced support centers, compensation for the Company’s employees who support customer service calls, costs incurred for fraud detection, compliance operations and maintenance costs related to the Company’s outsourced support centers. The outsourced support centers perform various tasks, including customer support, customer verifications and collections.

xii.	Stock-Based Compensation

Stock-based compensation expense is measured based on the fair value of the award at the grant date and is recognized on a straight-line basis over the requisite service period of the award, which is the vesting period. Stock-based compensation cost for restricted stock units (“RSUs”) is measured based on the closing fair value of the Company’s common stock on the date of grant. Stock-based compensation cost for stock options is measured based on the Black-Scholes model as further discussed in Note 12(c).  Further information regarding stock-based compensation can be found in Note 12 “Stockholders’ Equity” of this Annual Report on Form 10-K.

xiii.	Net Income (Loss) Per Share

Basic net income (loss) per share is computed by dividing the net income (loss) by the weighted-average number of shares of common stock outstanding during the period. Diluted net income (loss) per share is computed by giving effect to all potential shares of common stock, including stock options, unvested RSU, contingent consideration related to the Acquisition, convertible preferred stock and warrants, to the extent dilutive. Due to a net loss in 2012 and 2014, basic and diluted loss per share were the same, as the effect of potentially dilutive securities would have been anti-dilutive.

xiv.	Cash and Cash Equivalents

Cash equivalents consist of highly liquid short-term investments with original maturities of three months or less at the time of purchase.

xv.	Restricted Cash

The Company has relationships with certain payment processors. These processors are responsible for processing the Company’s ACH and card payments and are distinct from the Company’s disbursement partners discussed in Note 3(xvi) below. These processors require the Company to maintain certain restricted cash balances as collateral throughout the term of the processor arrangement. Restricted cash has been classified as a non-current asset because it is not expected to be released within one year of the balance sheet date. The Company maintained $10.6 million and $7.6 million of its cash as collateral with the various payment processors as of December 31, 2014 and 2013, respectively.

The Company is also required to maintain a restricted cash balance in connection with its operations in India. In accordance with the licensing rules in India, this balance is legally restricted and is held at large financial institutions in India. The Company maintained $0.4 million and $0.2 million of its cash as collateral with various financial institutions in India as of December 31, 2014 and 2013, respectively.

xvi.	Disbursement Prefunding

The Company maintains relationships with disbursement partners in various countries. These partners are responsible for disbursing funds to recipients or utility providers and are distinct from the payment processors discussed in Note 3(xv) above. The Company maintains prefunding balances with these disbursement partners so they are able to satisfy the Company’s customer liabilities. The Company does not earn interest on these balances. The balances are not compensating balances and are not legally restricted.

xvii.	Short-term Investments

Short-term investments consist of certificates of deposit, commercial paper, corporate bonds, U.S. Treasury and Agency Notes with original maturities of 12 months or less. All of the Company’s short-term investments other than certificates of deposit are accounted for as marketable securities and are considered to be available-for-sale and are recorded at fair value. Unrealized gains and losses are recorded as part of other comprehensive income (loss). Realized gains and losses and declines in value judged to be other-than-temporary on available-for-sale securities and credit losses are recorded in interest income in the consolidated statements of operations when incurred. Gains and losses on sales of securities are determined on the specific-identification method. The Company’s certificates of deposit with an original maturity in excess of 90 days are accounted for as a cash deposit and are recorded as a short-term investment.

xviii.	Customer Funds Receivable

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

xix.	Property, Equipment and Software

Property, equipment and software is stated at cost, less accumulated depreciation and amortization. Depreciation and amortization expense is computed over the estimated economic useful life of the assets, between two to ten years, using the straight-line method. Leasehold improvements are stated at cost and are amortized on a straight-line basis over the shorter of their estimated useful life or the remaining lease term.

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

xx.	Leases and Asset Retirement Obligation

The Company leases its office facilities and data centers under operating lease agreements and subleases some of its office facilities. Office facilities subject to operating leases and the related lease payments are not recorded on the Company’s balance sheet. The terms of certain lease and sublease agreements provide for rental payments and rental income on a graduated basis; however, the Company recognizes rent expense and sublease rent income on a straight-line basis over the lease period. Lease incentives are recognized as reductions of rent expense on a straight-line basis over the term of the lease. For purposes of recognizing lease expense and sublease income, the lease term begins on the date of the initial possession of the leased property.

The Company establishes assets and liabilities at the present value of estimated future costs to retire long-lived assets at the termination or expiration of a lease. Such asset retirement costs are depreciated over the shorter of the assets’ useful life or the lease term, and the recorded liabilities are accreted to the future value of the estimated retirement costs.

xxi.	Goodwill

Goodwill represents the excess of the purchase price in a business combination over the fair value of net tangible and intangible assets acquired. The carrying amount of goodwill is reviewed at least annually or more frequently if events or changes in circumstances indicate that the carrying value of goodwill may not be recoverable. The Company has the option to first assess qualitative factors to determine whether it is more likely than not that the fair value of the Company’s single reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test under the authoritative guidance issued by the Financial Accounting Standards Board (“FASB”). If the Company determines that it is more likely than not that its fair value is less than its carrying amount, or opt to not perform a qualitative assessment, then the two-step goodwill impairment test will be performed. The first step, identifying a potential impairment, compares the fair value of the reporting unit with its carrying amount. If the carrying amount exceeds its fair value, the second step will be performed; otherwise, no further step is required. The second step, measuring the impairment loss, compares the implied fair value of the goodwill with the carrying amount of the goodwill. Any excess of the goodwill carrying amount over the implied fair value is recognized as an impairment loss, and the carrying value of goodwill is written down to its fair value. The Company has defined its annual goodwill impairment evaluation date as October 1. No impairment charges were recognized as of December 31, 2014.

xxii.	Intangible Assets

Intangible assets include the acquired intangible asset identified through business combination, which are carried at cost less accumulated amortization. Amortization is recorded over the estimated useful lives of the assets. The Company reviews amortizable intangible assets for impairment whenever events or changes in circumstance indicate that the carrying value of the assets may not be recoverable. Determination of recoverability is based on the lowest level of identifiable estimated undiscounted cash flows resulting from the use of the asset and its eventual disposition. Measurement of any impairment loss is based on the excess of the carrying value of the asset over its fair value. No impairment charges have been recorded to date.

xxiii.	Website and Internal-Use Software Development Costs

The Company’s capitalization of website and internal-use software development costs begins in the asset development stage and ends when the asset is placed into service. The Company amortizes such costs using the straight-line method over estimated useful lives, which generally approximates two to three years. Amortization of website and internal-use software development costs is included in technology and development in the accompanying consolidated statements of operations. These costs are a combination of internal compensation costs of the Company’s engineering time and costs of outside consultants and primarily relate to the development of specific enhancements such as the Company’s mobile application and new products such as the bill payment service. The Company capitalized $1.3 million and $542,000 in website and internal-use software development costs for the years ended December 31, 2014 and 2013, respectively.

xxiv.	Customer Liabilities

The Company recognizes transactions processed from customers but not yet confirmed as disbursed to the recipient by its disbursement partners as customer liabilities on the accompanying consolidated balance sheets. The liability is released when the transaction is confirmed as disbursed to the recipient.

xxv.	Income Taxes

The Company uses the asset and liability method to account for income taxes, which requires the recognition of deferred tax assets and liabilities for the expected future income tax consequences of events that have been recognized in the Company’s consolidated financial statements or tax returns. Deferred tax assets and liabilities are recognized based on temporary differences between the financial statement carrying amounts and the tax bases of assets and liabilities using enacted tax rates in effect in the years in which the temporary differences are expected to reverse. The Company records a valuation allowance to reduce deferred tax assets to the amount that is believed more likely than not to be realized.

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

xxvi.	Concentration Risk

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

A relatively limited number of countries, as determined based on location of the recipient of the funds disbursed, account for a large percentage of the Company’s total revenue. For 2014, 2013 and 2012, India accounted for approximately 34%, 33% and 25% of the Company’s revenue, respectively. The top three countries, India, Mexico and the Philippines, in the aggregate represented approximately 78%, 77% and 74% of the Company’s revenue for 2014, 2013, and 2012, respectively.

At December 31, 2014, $1.1 million, or approximately 7.1%, of the Company’s tangible long-lived assets were located outside of the United States.

xxvii.	Recently Issued and Adopted Accounting Pronouncements

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

(4) Short-term Investments

Marketable securities, classified as available-for-sale, are stated at fair value. There were no other-than-temporary losses during any of the years presented.

As of December 31, 2014, the Company’s short-term investments were $111.8 million, consisting of certificates of deposit of $3.0 million and marketable securities measured at fair value as follows (in thousands):

	December 31, 2014
	Amortized cost	Unrealized gains	Unrealized loss	Fair value
U.S. agency notes	$33,489	$—	$(13)	$33,476
Corporate bonds	44,025	3	(44)	43,984
Commercial paper	31,318	—	(1)	31,317
Total Marketable Securities	$108,832	$3	$(58)	$108,777

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

As of December 31, 2014 and 2013, there were no short-term investments with maturity dates greater than one year.

(5) Fair Value Measurements

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

The book value of the Company’s financial instruments not measured at fair value on a recurring basis, including cash, certificates of deposit, restricted cash, disbursement prefunding, customer funds receivables, line of credit, customer liabilities and the holdback liability in connection with the acquisition of BlueKite, LTD, approximates fair value due to the relatively short maturity, cash repayments or market interest rates of such instruments. The fair value of such financial instruments is determined using the income approach based on the present value of estimated future cash flows. The fair value of all of these instruments would be categorized as Level 2 of the fair value hierarchy, with the exception of cash and restricted cash which would be categorized as Level 1.

The Company’s cash equivalents and marketable securities that are measured at fair value on a recurring basis are classified as follows (in thousands):

	December 31, 2014			December 31, 2013
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Cash Equivalents:
Money market funds	$37,544	$—	$—	$43,815	$—	$—
U.S. agency notes	—	101	—	—	—	—
Corporate bonds	—	200	—	—	—	—
Commercial paper	—	3,000	—	—	2,143	—

Marketable Securities:
U.S. agency notes	—	33,476	—	—	23,297	—
Corporate bonds	—	43,984	—	—	42,768	—
Commercial paper	—	31,317	—	—	36,613	—
	$37,544	$112,078	$—	$43,815	$104,821	$—

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

Fair value measurements were applied with respect to the Company’s non-financial assets and liabilities measured on a non-recurring basis, which consist primarily of long-lived asset impairments based on Level 3 inputs. See Note 3 and Note 6 for additional discussion.

(6) Property, Equipment and Software, Net

The following is a summary of property, equipment and software at cost, less accumulated depreciation and amortization (in thousands):

	December 31,	December 31,
	2014	2013

Office furniture and equipment	$8,723	$5,580
Software	6,004	4,049
Leasehold improvements	9,034	405
Total	23,761	10,034
Less: accumulated depreciation	(8,091)	(5,179)
Property, equipment and software, net	$15,670	$4,855

The Company recorded $0.5 million in leasehold improvements in 2014 as an asset retirement obligation related to the lease of its current corporate headquarters. Depreciation and amortization expense of $3.9 million, $2.3 million and $1.5 million was recorded for the years ended December 31, 2014, 2013 and 2012, respectively. In addition, the Company recorded impairment charges related to long-lived assets of $0.3 million in 2014 primarily due to the relocation of the Company’s corporate headquarters in the third quarter of 2014.

(7) Business Combination

On January 10, 2014 (the “Closing Date”), the Company acquired all of the outstanding equity of BlueKite, LTD, for a total purchase price of $14.9 million. BlueKite, LTD is a Guatemala-based developer of solutions and applications for cross-border bill payment and mobile phone reload services.  The purchase price was comprised of $8.9 million in cash, $2.2 million in immediate common stock equity, $2.3 million in contingent common stock equity issuable to selling non-employee stockholders of BlueKite, LTD and $1.5 million as a holdback amount for 18 months following the Closing Date to satisfy any unresolved claims that may arise.

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

In January 2015, in accordance with the terms of the Acquisition agreement, 50% of the contingent common stock equity was issued to selling stockholders.

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

(8) Goodwill and Other Intangible Assets

The Company recorded $9.0 million of goodwill and $5.7 million of an identifiable intangible asset (developed technology) in connection with the Acquisition. Developed technology is being amortized on a straight-line basis over an estimated useful life of seven years. Amortization expense related to the acquired intangible asset for the year ended December 31, 2014 was $0.8 million, and is included in technology and development expense in the accompanying consolidated statements of operations. There was no amortization expense related to any intangible assets for the year ended December 31, 2013. As of December 31, 2014, the estimated future amortization expense of the acquired intangible asset (developed technology) for each of the succeeding five years and thereafter is as follows (in thousands):

Year ending December 31:
2015	$814
2016	814
2017	814
2018	814
2019	814
Thereafter	816
Total amortization expense	$4,886

Goodwill is evaluated at the single reporting unit level for impairment annually, or more frequently if events and conditions indicate goodwill may be impaired. The Company elected on October 1 not to perform the optional step of performing a qualitative review in 2014. Therefore, the evaluation for impairment was performed by comparing the reporting unit’s carrying amount of goodwill to the fair value of the reporting unit. The fair value of the reporting unit was based on the market value of the Company’s outstanding common stock computed using the closing price of the common stock on the evaluation date. If the carrying amount exceeds the reporting unit’s fair value, then the second step of the impairment test is performed to determine the amount of the impairment loss. The Company performed its annual goodwill impairment evaluation as of October 1, 2014 and determined that the carrying amount of goodwill did not exceed the fair value of the reporting unit. No impairment of goodwill was recognized as of December 31, 2014.

(9) Accounts Payable and Accrued Expenses

The following is a summary of accounts payable and accrued expenses (in thousands):

	December 31,	December 31,
	2014	2013

Accounts payable	$979	$711
Accrued processing and disbursement costs	2,793	2,120
Accrued marketing expense	3,421	1,940
Acquisition holdback liability	1,500	—
Other accrued expenses	5,840	3,574
	$14,533	$8,345

The reserve for transaction losses discussed in Note 3(viii) is included in other accrued expenses in the table above.

(10) Line of Credit

In October 2009, the Company entered into a loan and security agreement (the “Loan Agreement”), with Silicon Valley Bank (“SVB”), which was amended in September 2012 to add a second lender and increase the available borrowing amount. In September 2013, the Company entered into an Amended and Restated Credit Agreement (the “Restated Loan Agreement”) with SVB and other lenders. The Restated Loan Agreement added additional lenders, increased the available borrowing amount to $150.0 million through September 2016 and changed certain of the financial provisions. The Company is required to repay the outstanding principal balance under the line of credit in full at least once every eight business days. Under the Restated Loan Agreement, the Company pays a fee of 0.50% per annum for the daily unused portions of the line of credit. The interest rate at December 31, 2014 and December 31, 2013 was 4.25%. The Company paid a one-time commitment fee of $430,000 and a one-time arrangement fee of 0.30% of the amount available under the line of credit in 2013. The Company also paid SVB an annual administration fee of $45,000 in 2013 and 2014. These expenses, except the annual administration fee which is expensed over twelve months, are being amortized over the period of the Restated Loan Agreement.

SVB issued a standby letter of credit for $15.0 million which satisfied an additional collateral requirement to maintain the Company’s India operations and a $3.9 million letter of credit in January 2014 as a security deposit for the Company’s new office lease.

As of December 31, 2014, the Company had $103.1 million available under its $150.0 million line of credit, reflecting $28.0 million outstanding under the line of credit and $18.9 million reserved under the two standby letters of credit. At December 31, 2013, the Company had $135.0 million available under its $150.0 million line of credit, reflecting $15.0 million reserved under the standby letter of credit.

Due to the business e-mail compromise fraud loss discussed in Note 2 above, the Company was unable to meet one of its debt covenants under the Restated Loan Agreement as of December 31, 2014, and its inability to do so was waived by the lenders who also agreed not to include the amount of the business e-mail compromise fraud loss in the determination of the Company’s compliance with its debt covenants under the Restated Loan Agreement going forward.

(11) Income Taxes

The components of provision for income taxes for all years presented were as follows (in thousands):

	Year Ended December 31,
	2014	2013	2012
Current:
Federal	$—	$—	$—
State	15	37	2
Foreign	30	—	—
Deferred:
Federal	—	—	—
State	—	—	—
Total provision for income taxes	$45	$37	$2

The provision for foreign taxes is based on intercompany revenue in one of the Company’s foreign subsidiaries. Intercompany revenue has been eliminated as described in Note 3 above.

A reconciliation of tax computed at the statutory federal income tax (34% rate) to the actual tax is as follows (in thousands):

	Year Ended December 31,
	2014	2013	2012

Tax computed at the statutory U.S. federal income tax rate	$(8,922)	$2,164	$(2,008)
Net operating loss carrryforwards	8,851	(2,635)	1,488
Stock-based compensation	308	468	517
Other	(192)	40	5
Provision for income taxes	$45	$37	$2

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The components of the Company’s deferred income taxes were as follows (in thousands):

	Year Ended December 31,
	2014	2013
Assets:
Net operating loss carryforwards	$21,969	$18,783
Stock based compensation	3,841	1,266
Other	2,894	723

Gross deferred tax assets	28,704	20,772
Valuation allowance	(28,577)	(20,762)

Total deferred tax assets	127	10
Liabilities:
Property, equipment and software, net	(127)	(10)

Net deferred tax assets	$—	$—

The Company has deferred tax assets comprised primarily of net operating losses, stock-based compensation, deferred rent, accruals and reserves. The Company continuously monitors the circumstances impacting the expected realization of its deferred tax assets. The Company has not benefited from any of its deferred tax assets and has established a full valuation allowance. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. The amount of deferred tax asset considered realizable may increase or decrease in subsequent quarters as management reevaluates the underlying basis for the estimates of future taxable income. Significant judgment is required in making this assessment, and it is very difficult to predict when management’s assessment may conclude that the remaining portion of the deferred tax asset is realizable.

The Company has considered a number of factors in concluding that a full valuation allowance remains appropriate at December 31, 2014. These factors include a consideration of the Company’s future profitability, which may be affected by any unanticipated future expenses relating to the business e-mail compromise fraud loss in December 2014, expansion plans and future investments in the Company’s technology. Management believes it is more likely than not that the deferred tax assets will not be realized; accordingly, a full valuation allowance has been established and no deferred tax assets and related tax benefits have been recognized in the consolidated financial statements. Based on the Company’s historical and projected operating performance, and to the extent management expects that the Company’s operations will generate sufficient taxable income in future periods, the Company may partially or fully release the deferred tax valuation allowance in a future period.

As of December 31, 2014, the Company had net operating loss carryforwards for federal and state income tax purposes of approximately $94.9 million and $63.9 million, respectively. These net operating losses can be utilized to reduce future taxable income, if any. The federal net operating loss carryforwards expire beginning in 2022 through 2034 and the state net operating loss carryforwards began to expire in 2014 through 2034.  Approximately $39.6 million and  $9.3 million, if utilized, will be credited to additional paid in capital for federal and state net operating losses, respectively. The Company does not expect any substantial annual limitations due to ownership change provisions of the Internal Revenue Code of 1986, as amended, and similar state provisions with respect to the utilization of the net operating loss carryforwards. The annual limitations are not expected to result in the expiration of net operating loss carryforwards before utilization.

As of December 31, 2014, 2013 and 2012, the Company had no unrecognized tax benefits. The Company's policy for classifying interest and penalties associated with unrecognized income tax benefits is to include such items as tax expense. No significant interest or penalties were recorded during the years ended December 31, 2014, 2013 and 2012. The Company does not expect to have any significant changes to unrecognized tax benefits over the next twelve months.

The Company files income tax returns in the U.S. Federal jurisdiction, which is the Company’s primary tax jurisdiction, and various state and foreign jurisdictions. Among the state jurisdictions, California is the largest. Tax years from 2001 and forward remain open to examinations by federal authorities due to net operating loss carryforwards. State tax years from 2004 are open to examination due to net operating loss carryforwards. The Company is currently not under examination by the Internal Revenue Service or any other taxing authorities.

(12) Stockholders’ Equity

(a) Convertible Preferred Stock

In December 2012, the Board approved the Company’s Amended and Restated Certificate of Incorporation to be effective immediately prior to the closing of the Company’s IPO in 2013. Under the Amended and Restated Certificate of Incorporation, 25,000,000 shares of preferred stock are authorized, par value $0.0001 per share, all of which are undesignated.

Immediately prior to the completion of the Company’s IPO in 2013, all shares of the Company’s outstanding convertible preferred stock automatically converted into 21,444,251 shares of common stock. As of December 31, 2014 and 2013, the Company has no issued and outstanding convertible preferred stock.  Dividends on the preferred stock of 8% of the per share liquidation preference were payable when and if declared by the Board of Directors. Dividends were not cumulative. The dividend requirements of the preferred stock must be satisfied prior to the payment of any dividends or distributions with respect to the Company’s common stock. Holders of preferred stock were entitled to voting rights equivalent to the number of common shares into which their shares were convertible.

 (b) Common Stock

In December 2012, the Board approved the Company’s Amended and Restated Certificate of Incorporation to be effective immediately prior to the closing of the Company’s IPO. Under the Amended and Restated Certificate of Incorporation, 500,000,000 shares of common stock is authorized, par value $0.0001 per share. Of these shares, 38,592,808 and 37,583,945 are issued and outstanding as of December 31, 2014 and December 31, 2013, respectively.

The Company has never declared or paid cash dividends on its common stock. It currently intends to retain any future earnings and does not expect to pay any dividends in the foreseeable future.

(c) Stock-based Compensation

Under the 2010 Stock Option Plan (the “2010 Plan”), which was an amendment and restatement of the Company’s prior option plan, the Company granted incentive and nonqualified stock options to employees, directors and consultants of the Company at an option price not less than 85% of the fair value of the common stock at the date of grant. Under the 2012 Stock Option and Incentive Plan (the “2012 Plan”), the Company may grant stock options, stock appreciation rights, restricted stock units, stock awards, cash-based awards and performance share awards. Options vest according to the grant document. Options currently outstanding generally vest in equal amounts over periods not to exceed four or five years and have a maximum life of ten years. The 2012 Plan became effective, and the 2010 Plan was terminated, as of the closing of the Company’s IPO in 2013.

As of December 31, 2014, the Company was authorized to grant up to 4,855,057 shares underlying equity awards. There were 2,471,172 shares available for future grant as of December 31, 2014.

For the years ended December 31, 2014, 2013 and 2012, the Company recorded $0,  $31,000 and $0, respectively, of excess tax benefits from stock-based compensation. No stock-based compensation cost was capitalized for any of the years presented as it was insignificant for all years presented.

The following table shows a summary of the stock-based compensation in the Company’s consolidated statements of operations during the years presented:

	Year Ended December 31,
	2014	2013	2012
	(in thousands)
Stock-based compensation expense:
Marketing	$1,038	$417	$282
Technology and development	3,223	1,294	727
Customer service and operations	844	415	256
General and administrative*	4,311	1,943	1,180
Total stock-based compensation	$9,416	$4,069	$2,445

* Note: 2014 stock-based compensation expense (in thousands) excludes $60.1 of issued unrestricted stock as annual retainer to certain non-employee directors of the Company for their 2015 services.

i)	Stock Options

The weighted-average grant date fair value of options granted was $11.14,  $10.90 and $3.92 per option for the years ended December 31, 2014, 2013 and 2012, respectively.

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

The following table presents the weighted-average assumptions used to estimate the fair value of the stock options granted in the Company’s consolidated financial statements:

	Year Ended December 31,
	2014	2013	2012
Expected term (in years)	6.2	6.1	6.3
Risk-free interest rate	2.01%	1.35%	1.26%
Dividend yield	None	None	None
Volatility rate	43%	44%	42%

The Company’s stock option activity and related information was as follows:

		Weighted-		Exercisable
		Average		Weighted-
	Options	Exercise	Options	Average
	Outstanding	Price	Exercisable	Exercise Price
Outstanding as of December 31, 2013	6,045,912	$7.72	3,195,701	$3.64
Granted	1,407,572	25.07
Exercised*	(942,560)	3.57
Forfeited and cancelled	(378,283)	19.30
Outstanding as of December 31, 2014	6,132,641	$11.62	3,534,370	$7.43

* Note: exercised options in the table above differ from the issued common stock in the consolidated statements of stockholders’ equity primarily due to settlement timing.

The summary of options outstanding and options exercisable as of December 31, 2014 is shown below:

	Outstanding Options		Options Exercisable
		Weighted		Weighted
		Average		Average
		Remaining		Remaining
	Number	Contractual	Number	Contractual
Exercise Price (Range)	Outstanding	Life (Years)	Exercisable	Life (Years)

$ 0.00 - 3.00	1,055,390	1.69	1,055,390	1.69
4.48	1,190,830	4.64	1,094,967	4.52
6.84	1,323,232	6.88	568,877	6.48
12.72 - 14.12	831,004	7.92	355,319	7.52
17.92	7,500	9.28	—	—
20.82	295,157	8.19	106,591	8.03
22.68	78,813	9.41	—	—
25.38	186,628	8.27	69,731	7.79
26.52	1,017,499	8.62	237,493	7.23
33.19	146,588	8.78	46,002	8.73
	6,132,641	6.17	3,534,370	4.70

As of December 31, 2014, there were 6,081,114 options that had vested or were expected to vest with a weighted-average exercise price of $11.56 and a weighted-average contractual life of 6.2 years. As of December 31, 2013, there were 5,988,706 options that had vested or were expected to vest with a weighted-average exercise price of $7.67 and a weighted-average contractual life of 6.6 years.

The aggregate intrinsic value of options that had vested or were expected to vest was $50.3 million as of December 31, 2014. The aggregate intrinsic value of options that had vested or were expected to vest was $118.9 million as of December 31, 2013.

The aggregate intrinsic value of options outstanding was $50.4 million and the aggregate intrinsic value of options exercisable was $39.4 million as of December 31, 2014. The aggregate intrinsic value of options outstanding was $119.7 million and the aggregate intrinsic value of options exercisable was $75.8 million as of December 31, 2013.

The aggregate intrinsic value of options exercised was approximately $18.1 million, $28.3 million and $0.5 million for 2014, 2013 and 2012, respectively. The total grant date fair value of options vested was approximately $8.0 million, $3.6 million and $1.4 million for 2014, 2013 and 2012, respectively.

As of December 31, 2014, there was $17.5 million of total unrecognized compensation expense related to option grants, which is expected to be recognized over a weighted-average period of 2.7 years.

ii)	Restricted Stock Units

The Company began granting RSUs to its employees in January 2014. The fair value of the RSUs is determined using the fair value of the Company’s common stock on the date of grant. These RSUs typically vest and become exercisable annually over four years. Stock-based compensation expense is amortized on a straight-line basis over the requisite service period.

The following table shows a summary of RSU activity for the year ended December 31, 2014:

	Outstanding RSUs
		Weighted-
		Average
		Grant Date
	Shares	Fair Value
Unvested as of January 1, 2014	—	$—
Granted	570,020	19.83
Vested	—	—
Forfeited and cancelled	(73,000)	22.80
Unvested as of December 31, 2014	497,020	$19.40

The aggregate intrinsic value of RSUs outstanding was $8.7 million as of December 31, 2014.

The Company recorded stock-based compensation expense related to RSUs of $1.1 million for the year ended December 31, 2014.

As of December 31, 2014, there was $7.8 million of total unrecognized compensation expense related to RSUs, which is expected to be recognized over a weighted-average period of 2.4 years.

(d) Stock Reserved

As of December 31, 2014, the Company has reserved 9,100,833 common shares for issuance on the exercise of outstanding options and RSUs to purchase common stock and for the options or RSUs still available for grant.

(e) Warrants

As of December 31, 2012, the Company had outstanding warrants to purchase 35,778 shares of common stock at a weighted-average exercise price of $4.84 per share. The warrants contained a customary cashless exercise feature, which allowed the warrant holder to pay the exercise price of the warrant by forfeiting a portion of the exercised warrant shares with a value equal to the aggregate exercise price. As part of the IPO in 2013, the warrants were exchanged for 24,955 shares of the Company’s common stock in a cashless exercise. The Company classified the warrants as equity in the consolidated balance sheet as of December 31, 2012.

As of December 31, 2014 and 2013, the Company had no outstanding warrants.

(13) Earnings (Loss) Per Share

Basic earnings (loss) per share is computed by dividing the net income (loss) by the weighted-average number of shares of common stock outstanding during the year. Diluted earnings (loss) per share is computed using the weighted-average number of shares of common stock outstanding during the year and, when dilutive, potential common shares outstanding during the year. Potential common shares consist of incremental shares issuable upon the assumed exercise of stock options, preferred stock, unvested RSUs, contingent consideration related to the Acquisition and warrants. Diluted earnings (loss) per share is the same as basic earnings (loss) per share for 2012 and 2014 because the effects of potentially dilutive items were anti-dilutive given the Company’s net loss in each of these years.

The following table presents the calculation of basic and diluted earnings (loss) per share (in thousands, except per share data):

	Year Ended December 31,
	2014	2013	2012
Basic earnings (loss) per share:
Numerator:
Net income (loss)	$(26,314)	$6,328	$(5,854)
Denominator:
Weighted-average common shares	38,195	30,906	5,049
Basic earnings (loss) per share	$(0.69)	$0.20	$(1.16)

Diluted earnings (loss) per share:
Numerator:
Net income (loss)	$(26,314)	$6,328	$(5,854)
Denominator:
Weighted-average common shares	38,195	30,906	5,049
Weighted-average shares from convertible preferred stock	—	2,644	—
Effect of dilutive securities	—	4,362	—
Weighted-average common shares and equivalents	38,195	37,912	5,049
Diluted earnings (loss) per share	$(0.69)	$0.17	$(1.16)

The following securities have been excluded from the calculation of diluted net earnings (loss) per share of common stock for the years presented because including them would have been anti-dilutive (in thousands):

	Year Ended December 31,
	2014	2013	2012

Common shares from convertible preferred stock	—	—	21,444
Common shares from common stock warrants	—	—	36
Stock options outstanding	6,552	390	6,731
Unvested RSUs	277	—	—
Contingent stock due to acquisition	88	—	—
Total common stock equivalents	6,917	390	28,211

(14) Employee Benefit Plan

Effective January 1, 2005, the Company implemented a 401(k) Plan for all employees over the age of 21. Participants may contribute up to 100% of their salary during 2014, up to a maximum of $17,500 or $23,000 for participants aged 50 and over. Company matching is at the discretion of the Board of Directors.

The employee benefit plan also provides a profit sharing component where the Company can make a discretionary contribution to the 401(k) Plan, which is allocated based on the compensation of eligible employees. The 401(k) Plan also provides for qualified non-elective contributions where the Company can make a discretionary contribution in order to pass various nondiscretionary tests for the 401(k) portion of the employee benefit plan. This contribution is allocated to eligible non-highly compensated employee in reverse order based on compensation. No Company contributions were made to the 401(k) Plan in 2014, 2013 or 2012.

(15) Commitments and Contingencies

(a) Operating Leases

The Company conducts operations from leased facilities under operating lease agreements that expire at various dates through 2024. After entering into a lease arrangement in December 2013 for its new corporate headquarters’ office space, the Company entered into sublease agreements commencing in the third and fourth quarters of 2014 for its prior office space. The sublease agreements expire in October 2016.

The terms of the lease and sublease agreements provide for rental payments and income on a graduated basis. The Company recognizes rent expense, net of sublease rentals, on a straight-line basis over the lease period.

Future minimum lease payments under the noncancelable operating leases at December 31, 2014 were as follows (in thousands):

2015	$5,171
2016	5,654
2017	4,506
2018	4,621
2019	4,679
Thereafter	22,355
Total minimum lease payments (1)	$46,986

(1)	Minimum payments have not been reduced by minimum sublease rentals of $2.5 million in the future under noncancelable subleases.

The following schedule shows the composition of net rental expense for all operating leases except those with terms of a month or less that were not renewed (in thousands):

	Year Ended December 31,
	2014	2013	2012
Rentals	$4,105	$1,316	$876
Less: Sublease rentals	(349)	—	—
Rental expense, net	$3,756	$1,316	$876

(b) Litigation

The Company is involved from time to time in various legal proceedings in the normal course of business that individually or in the aggregate would not have a material effect on its results of operations or financial position. On January 6, 2015, the Company, John Kunze and Ryno Blignaut were sued in a putative class action lawsuit, captioned Alexander Liu v. Xoom Corporation, et al., Case No. CGC-15-543531, filed in San Francisco Superior Court by purported stockholders of the Company, in connection with its January 5, 2015 announcement that the Company was the victim of criminal fraud resulting in the transfer of $30.8 million in corporate cash to overseas accounts. On February 6, 2015, the lawsuit was removed to federal court in the Northern District of California, and assigned the case number 5:15-cv-00602-LHK. The lawsuit alleges that the Company and Messrs. Kunze and Blignaut violated federal securities laws by misrepresenting and/or omitting information in the offering materials distributed in connection with the Company’s February 2013 initial public offering.  The lawsuit seeks unspecified damages and attorneys’ fees and costs.  Although the ultimate outcome of litigation cannot be predicted with certainty, the Company believes that this lawsuit is without merit and intends to defend against the action vigorously. The Company believes that any liability resulting from this lawsuit will not have a material adverse effect on its business, financial condition or results of operations.

ITEM 9.Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

ITEM 9A.Controls and Procedures

a)	Evaluation of Disclosure Controls and Procedures

The Company's Principal Executive Officer and the Company's Principal Financial Officer have evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2014. Based upon such evaluation, the Principal Executive Officer and Principal Financial Officer concluded that, as of such date, because of the material weakness in the Company’s internal control over financial reporting, the Company's disclosure controls and procedures were not effective as required under Rules 13a-15(e) and 15d-15(e) under the Exchange Act.

Notwithstanding the ineffectiveness of the Company’s disclosure controls and procedures as of December 31, 2014 and the material weakness in the Company’s internal control over financial reporting that existed as of that date as described below, management believes that (i) this Annual Report on Form 10-K (“Annual Report”) does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which they were made, not misleading with respect to the periods covered by this Annual Report and (ii) the consolidated financial statements, and other financial information, included in this Annual Report fairly present in all material respects in accordance with generally accepted accounting principles ("GAAP") the Company’s financial condition, results of operations and cash flows as of, and for, the dates and periods presented.

b)	Management's Annual Report on Internal Control Over Financial Reporting

The management of the Company is responsible for the preparation of the consolidated financial statements and related financial information appearing in this Annual Report. The consolidated financial statements and notes have been prepared in conformity with accounting principles generally accepted in the United States of America. The management of the Company is also responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. A company's internal control over financial reporting is defined as a process designed by, and under the supervision of, the Company’s Principal Executive Officer and Principal Financial Officer and effected by management and the Company’s Board of Directors to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. The Company’s internal control over financial reporting includes those policies and procedures that:

•	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company;
•

Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

•

Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on the financial statements.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

Management does not expect that the Company's disclosure controls and internal controls will prevent all error and all fraud. Because of its inherent limitations, a system of internal control over financial reporting can provide only reasonable, not absolute, assurance that the objectives of the control system are met and may not prevent or detect misstatements. Further, over time, controls may become inadequate because of changes in conditions or the degree of compliance with the policies or procedures may deteriorate. The Company’s management evaluated the effectiveness of the Company's internal control over financial reporting as of December 31, 2014, based upon the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework). Based on that evaluation, which included our consideration of factors contributing to the business e-mail compromise fraud loss discussed in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 2 of the accompanying notes to consolidated financial statements, management has concluded that, as of December 31, 2014, the Company had the following material weakness in its internal control over financial reporting.

Material Weakness Identified Relating to the Control Environment Necessary for Appropriate Safeguarding of Company Owned Funds

The Company identified that improvement was needed in the design of controls related to its segregation of duties in the finance organization to segregate responsibility between the execution and authorization of cash disbursements and in its written policies and procedures over the Company owned cash accounts. Furthermore, recently separated key members of the finance organization failed to exercise appropriate skepticism and oversight for disbursement of Company owned funds. The combination of the improvement needed to the design of controls and the failure to use appropriate skepticism and oversight contributed to a lack of communication at the appropriate level in the organization to prevent the unauthorized use of Company owned cash.  This material weakness in the Company’s control environment resulted in the inability to prevent and timely detect the business e-mail compromise fraud loss discussed in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 2 of the accompanying notes to consolidated financial statements.

Because of the material weakness, the Company’s Principal Executive Officer and Principal Financial Officer concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2014. The material weakness did not result in a material misstatement of the Company’s Financial Statements.

This Annual Report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting due to the established rules of the Securities and Exchange Commission.

a)	Changes in Internal Control Over Financial Reporting

During the period that ended December 31, 2014, there was no change in internal control over financial reporting (as defined by Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

b)	Remediation Efforts to Address the Material Weakness

Management has worked, and continues to work, to strengthen the internal control over financial reporting. The Company is committed to designing, implementing and operating effective controls. Since identifying the material weakness in internal control over financial reporting, the Company has made changes to management and performed and cooperated with an independent investigation of the fraud that the material weakness in internal controls over financial reporting failed to prevent or detect.

To remediate the material weakness, management has or intends to implement the following measures:

•	The Company has replaced individuals responsible for the unauthorized use of the Company assets;
•	The Company has taken additional steps within its finance department to further segregate duties between executing transactions and authorizing transactions;
•	The Company has reemphasized the importance of effective monitoring and processing of transactions;
•	The Company is in the process of further strengthening the finance organization by adding additional qualified and experienced personnel;
•	The Company is in the process of further strengthening its e-mail systems to enhance protections against systems attacks; and
•	The Company is in the process of augmenting and refining its written policies and procedures regarding bank transactions and payment functions.

Management understands that remediation of the material weakness and deficiencies in internal controls is a continuing work in progress due to the issuance of new standards and promulgations. However, remediation of any known deficiency is among its highest priorities. Management will periodically assess the progress and sufficiency of the ongoing initiatives and make adjustments as and when necessary.

ITEM 9B.Other Information

None.

PART III

ITEM 10.Directors, Executive Officers and Corporate Governance

The information required by this item is incorporated by reference to our Proxy Statement for the 2015 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2014.

Our Board of Directors has adopted a Code of Business Conduct and Ethics applicable to all officers, directors and employees, which is available on our website (ir.xoom.com) under "Corporate Governance." We intend to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding amendment to, or waiver from, a provision of our Code of Business Conduct and Ethics by posting such information on our website at the address and location specified above.

ITEM 11.Executive Compensation

The information required by this item is incorporated by reference to our Proxy Statement for the 2015 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2014.

ITEM 12.Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated by reference to our Proxy Statement for the 2015 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2014.

ITEM 13.Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated by reference to our Proxy Statement for the 2015 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2014.

ITEM 14.Principal Accounting Fees and Services

The information required by this item is incorporated by reference to our Proxy Statement for the 2015 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2014.

PART IV

ITEM 15.Exhibits and Financial Statement Schedules

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

Date: February 27, 2015		XOOM CORPORATION

	By:	/s/ John Kunze
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

Signature	Title	Date
/s/ John Kunze	President, Chief Executive Officer and	February 27, 2015
John Kunze	Director (Principal Executive Officer)

/s/ Ryno Blignaut	Acting Chief Financial Officer (Principal Financial and	February 27, 2015
Ryno Blignaut	Accounting Officer)

/s/ Roelof Frederik Botha	Director	February 27, 2015
Roelof Frederik Botha

/s/ Murray J. Demo	Director	February 27, 2015
Murray J. Demo

/s/ Kevin E. Hartz	Director	February 27, 2015
Kevin E. Hartz

Signature	Title	Date

/s/ C. Richard Kramlich	Director	February 27, 2015
C. Richard Kramlich

/s/ Anne Mitchell	Director	February 27, 2015
Anne Mitchell

/s/ Keith Rabois	Director	February 27, 2015
Keith Rabois

/s/ Matthew Roberts	Director	February 27, 2015
Matthew Roberts

EXHIBIT INDEX

Exhibit Number	Description	Incorporated by Reference From Form	Incorporated by Reference From Exhibit Number	Date Filed
3.1	Amended and Restated Certificate of Incorporation of the Registrant	S-1	3.3	January 11, 2013
3.2	Amended and Restated Bylaws of the Registrant	S-1	3.5	January 11, 2013
4.1	Form of Common Stock certificate of the Registrant	S-1	4.1	January 11, 2013
4.2	Fourth Amended and Restated Investor’s Rights Agreement by and between the Registrant and certain of its stockholders dated December 21, 2009	S-1	4.2	January 11, 2013
4.3	Amendment No. 1 to the Fourth Amended and Restated Investor’s Rights Agreement, the Third Amended and Restated Voting Agreement and the Fourth Amended and Restated Right of First Refusal and Co-Sale Agreement by and between the Registrant and certain of its stockholders dated February 24, 2010	S-1	4.3	January 11, 2013
10.1#	Amended and Restated 2010 Stock Option and Grant Plan (which amended and restated the 2001 Stock Plan) and forms of agreements thereunder	S-1	10.1	January 11, 2013
10.2#	2012 Stock Option and Incentive Plan and forms of agreements thereunder	S-1	10.2	January 11, 2013
10.3#	Senior Executive Cash Incentive Bonus Plan	S-1	10.3	January 11, 2013
10.4	Form of Indemnification Agreement	S-1	10.4	January 11, 2013
10.5#	Executive Agreement by and between the Registrant and John Kunze dated November 27, 2012	S-1	10.5	January 11, 2013
10.6#	Form of Executive Agreement with other executive officers	S-1	10.6	January 11, 2013
10.7	Office Lease by and between the Registrant and 100 Bush Corporation dated August 15, 2008, as amended	S-1	10.7	January 11, 2013
10.8	Guarantee and Collateral Agreement by and between the Registrant and Silicon Valley Bank dated September 19, 2012	S-1	10.9	January 11, 2013
10.9	Amended and Restated Credit Agreement by and between the Registrant, the lenders from time to time parties thereto and Silicon Valley Bank dated September 19, 2013	10-Q/A	10.1	April 29, 2014

Exhibit Number	Description	Incorporated by Reference From Form	Incorporated by Reference From Exhibit Number	Date Filed
10.10†	Agreement by and between the Registrant and Punjab National Bank dated April 19, 2013	10-Q	10.2	October 28, 2013
10.11	Office Lease by and between Metropolitan Life Insurance Company and Xoom Corporation, dated December 20, 2013	8-K	10.1	December 27, 2013
21.1	Subsidiary of the Registrant	Filed herewith	-	-
23.1	Consent of KPMG LLP, Independent Registered Public Accounting Firm	Filed herewith	-	-
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.	Filed herewith	-	-
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.	Filed herewith	-	-
32.1*	Certification of the Chief Executive Officer, pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act.	Furnished herewith	-	-
32.2*	Certification of the Chief Financial Officer, pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act.	Furnished herewith	-	-
101.INS	XBRL Instance Document	Filed herewith	-	-
101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith	-	-
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith	-	-
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith	-	-
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith	-	-
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith	-	-

#	Indicates management contract or compensatory plan, contract or agreement.
†	Portions of this exhibit have been granted confidential treatment by the Securities and Exchange Commission.
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