Form 10-Q
period 2015-03-31
XOOM Corp
filed 2015-05-01
CIK 1315657

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

None

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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

On April 24, 2015,  39,018,409 shares of the registrant’s Common Stock, $0.0001 par value, were issued and outstanding.

Xoom Corporation and Subsidiaries

PART I – Financial Information

ITEM 1. Financial Statements

XOOM CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets

(In thousands, except share and per share data)

	March 31,	December 31,
	2015	2014
	(unaudited)	(derived from audited financial statements)
Assets
Current assets:
Cash and cash equivalents	$115,684	$67,216
Disbursement prefunding	30,365	71,167
Short-term investments	94,426	111,777
Customer funds receivable	25,779	18,590
Prepaid expenses and other current assets	5,964	5,417
Total current assets	272,218	274,167
Non-current assets:
Property, equipment and software, net	15,525	15,670
Goodwill	9,032	9,032
Intangibles, net	4,920	5,129
Restricted cash	10,973	10,971
Other assets	595	755
Total assets	$313,263	$315,724
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$16,249	$14,533
Customer liabilities	17,085	11,540
Line of credit	15,000	28,000
Total current liabilities	48,334	54,073
Non-current liabilities:
Other non-current liabilities	6,033	5,885
Total liabilities	54,367	59,958
Commitments and Contingencies (Note 12)
Stockholders’ equity:
Common stock, $0.0001 par value, 500,000,000 shares authorized; issued and outstanding 38,991,943 and 38,592,808 shares at March 31, 2015 and December 31, 2014, respectively	4	4
Additional paid-in capital	343,522	339,169
Accumulated other comprehensive loss	(15)	(55)
Accumulated deficit	(84,615)	(83,352)
Total stockholders’ equity	258,896	255,766
Total liabilities and stockholders’ equity	$313,263	$315,724

See accompanying notes to consolidated financial statements.

XOOM CORPORATION AND SUBSIDIARIES

Consolidated Statements of Operations

(In thousands, except per share data)

	Three Months Ended March 31,
	2015	2014
	(unaudited)

Revenue	$44,418	$35,938
Cost of revenue	12,033	9,578
Gross profit	32,385	26,360
Marketing	9,938	8,782
Technology and development	11,082	7,850
Customer service and operations	4,609	3,974
General and administrative	7,586	5,158
Total operating expense	33,215	25,764
Income (loss) from operations	(830)	596
Other income (expense):
Interest expense	(369)	(328)
Interest income	76	76
Other income (expense)	(112)	20
Income (loss) before income taxes	(1,235)	364
Provision for income taxes	28	12
Net income (loss)	$(1,263)	$352
Net income (loss) per share:
Basic	$(0.03)	$0.01
Diluted	$(0.03)	$0.01
Weighted-average shares used to compute net income (loss) per share:
Basic	38,804	37,799
Diluted	38,804	41,710

See accompanying notes to consolidated financial statements.

XOOM CORPORATION AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

(In thousands)

	Three Months Ended March 31,
	2015	2014
	(unaudited)

Net income (loss)	$(1,263)	$352
Unrealized gain (loss) on marketable securities, net of taxes of $0	40	(5)
Total comprehensive income (loss)	$(1,223)	$347

See accompanying notes to consolidated financial statements.

XOOM CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(In thousands)

	Three Months Ended March 31,
	2015	2014
	(unaudited)
Cash flows from operating activities:
Net income (loss)	$(1,263)	$352
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Stock-based compensation	3,235	1,924
Depreciation and other amortization expense	1,207	779
Amortization of acquired intangible	204	204
Impairment charges related to long-lived assets	34	—
Amortization of net premium on investments	231	384
Amortization of warrant issuance costs	5	5
Changes in operating assets and liabilities:
Disbursement prefunding	40,802	(4,835)
Customer funds receivable	(7,189)	(13,008)
Prepaid expenses and other current assets	(588)	(822)
Other assets	120	127
Customer liabilities	5,545	14,837
Accounts payable and accrued expenses	1,745	627
Other non-current liabilities	148	710
Net cash provided by operating activities	44,236	1,284

Cash flows from investing activities:
Purchase of property, equipment, software and intangible assets	(1,081)	(929)
Purchase of short-term investments	(15,775)	(35,565)
Proceeds from sales and maturities of short-term investments	32,935	33,087
Cash paid in business combination, net of cash received	—	(8,874)
Change in restricted cash	(2)	(3,152)
Net cash provided by (used in) investing activities	16,077	(15,433)

Cash flows from financing activities:
Proceeds from exercise of common stock options	1,331	1,176
Excess tax benefit related to stock-based compensation	—	4
Taxes paid related to net share settlement	(176)	—
Net borrowings (repayments) under line of credit	(13,000)	—
Net cash provided by (used in) financing activities	(11,845)	1,180

Net increase (decrease) in cash and cash equivalents	48,468	(12,969)

Cash and cash equivalents, beginning of period	67,216	110,979
Cash and cash equivalents, end of period	$115,684	$98,010

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$43	$2
Cash paid for interest	$284	$228
Cash received from refund of income taxes	$17	$—
Supplemental disclosure of non-cash investing and financing activities:
Change in current liability in connection with acquisition of BlueKite, LTD	$—	$1,500
Issuance of common stock in connection with acquisition of BlueKite, LTD	$—	$4,470
Purchases of property and equipment in accounts payable and accrued expenses	$211	$367

See accompanying notes to consolidated financial statements.

Xoom Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(unaudited)

(1)  Business and Basis of Presentation

(a)  Business Overview

Xoom Corporation and its subsidiaries (together, “Xoom” or the “Company”) is a leader in the digital consumer-to-consumer international money transfer industry. Xoom provides its customers with fast and convenient ways to send money to and pay bills for family and friends around the world using their bank account, credit card or debit card.  We offer money transfer services from the United States to 32 countries and our cross-border bill payment services from the United States to five countries.

Xoom was incorporated in California in June 2001 and reincorporated in Delaware in November 2012. The Company’s corporate headquarters is located in San Francisco, California.

(b)  Basis of Presentation and Consolidation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Accordingly, they do not include all of the information and notes required by GAAP for annual financial statements.

In the opinion of management, all adjustments consisting of normal and recurring entries considered necessary for a fair presentation of the results for the interim periods presented have been included. All intercompany balances and transactions have been eliminated.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect reported amounts in the financial statements and accompanying notes. These estimates are based on information available as of the date of the unaudited consolidated financial statements. Therefore, actual results could differ from these estimates. Interim results are not necessarily indicative of the results for a full year.

These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes contained in the Company’s Annual Report on Form 10-K filed with the SEC on March 2, 2015 (the “Annual Report”).

Business events in 2015 required the Company to make an addition to the accounting policies for stock-based compensation, as more fully set forth below. There have been no other changes in the significant accounting policies as disclosed in the audited consolidated financial statements for 2014 included in the Annual Report.

Stock-based Compensation

The Company began granting performance-based restricted stock units (“PSUs”) to certain employees in February 2015. The fair value of PSUs is equal to the closing market price of the Company’s common stock on the date of grant. The performance condition will be evaluated quarterly to determine the probable level of achievement within specified performance bands as defined in the PSU agreement. The number of PSUs that will ultimately vest will range from 0% to 170% of the target amount depending on the actual level of achievement within the specified performance bands. The corresponding amount of stock-based compensation expense related to PSUs is amortized over a graded vesting period of three years.  Changes in the quarterly estimate of probable achievement impact the total amount of stock-based compensation expense on a cumulative basis.

 (c) Recently Issued Accounting Guidance

In May 2014, the Financial Accounting Standard Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers,” which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The new standard is effective for the Company on January 1, 2017. Early application is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. The Company is evaluating the impact of this accounting guidance on its consolidated financial statements.

In April 2015, the FASB issued ASU No. 2015-03, “Simplifying the Presentation of Debt Issuance Costs,” which requires that debt issuance costs be presented in the consolidated balance sheet as  a direct deduction from the carrying amount of debt liability, consistent with debt discounts. This new accounting guidance is effective for the Company on January 1, 2016. The Company is evaluating the impact of adopting this new accounting guidance on its consolidated financial statements.

(2)  Short-term Investments

Marketable securities, classified as available‑for‑sale, are stated at fair value. There were no other-than-temporary losses during any of the periods presented.

As of March 31, 2015, the fair value of the Company’s short-term investments was as follows (in thousands):

	March 31, 2015
	Amortized cost	Unrealized gains	Unrealized loss	Fair value
	(unaudited)
U.S. agency notes	$34,684	$2	$(2)	$34,684
Corporate bonds	29,570	4	(19)	29,555
Commercial paper	27,187	—	—	27,187
Marketable securities	91,441	6	(21)	91,426
Certificates of deposit	3,000	—	—	3,000
Total short-term investments	$94,441	$6	$(21)	$94,426

As of December 31, 2014, the fair value of the Company’s short-term investments was as follows (in thousands):

	December 31, 2014
	Amortized cost	Unrealized gains	Unrealized loss	Fair value
U.S. agency notes	$33,489	$—	$(13)	$33,476
Corporate bonds	44,025	3	(44)	43,984
Commercial paper	31,318	—	(1)	31,317
Marketable securities	108,832	3	(58)	108,777
Certificates of deposit	3,000	—	—	3,000
Total short-term investments	$111,832	$3	$(58)	$111,777

(3)  Fair Value Measurements

Fair value is defined by authoritative guidance as the exit price, or the amount that would be received from the sale of an asset or paid to transfer a liability in an orderly transaction between market participants. The guidance establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. Observable inputs are inputs that market participants would use in valuing the asset or liability and are developed based on market data obtained from sources independent of the Company. Unobservable inputs are inputs that reflect the Company’s assumptions about the factors market participants would use in valuing the asset or liability. The guidance establishes three levels of inputs that may be used to measure fair value:

Level 1: Includes financial instruments for which quoted market prices for identical instruments are available in active markets. As of March 31, 2014 and 2015, the Company’s Level 1 financial instruments included money market funds with original maturities of three months or less.

Level 2: Includes financial instruments for which there are inputs other than quoted prices included within Level 1 that are observable for the instruments. The Company obtains the fair value of its Level 2 financial instruments from a professional pricing service, which uses nonbinding market consensus prices that are corroborated by observable market data, quoted market prices for similar instruments, or pricing models such as discounted cash flow techniques. There were no material changes in the valuation techniques during any of the periods presented.

Level 3: Includes financial instruments for which fair value is derived from valuation techniques, including pricing models and discounted cash flow models, in which one or more significant inputs, including the Company’s own assumptions, are unobservable. As of March 31, 2015 and December 31, 2014, the Company did not hold any Level 3 investments.

The book value of the Company’s financial instruments not measured at fair value on a recurring basis approximates fair value due to the relatively short maturity, cash repayment terms or market interest rates of such instruments. These instruments include disbursement prefunding, customer funds receivables, line of credit, customer liabilities and the holdback liability in connection with the acquisition of BlueKite, LTD. The fair value of such financial instruments is determined using the income approach based on the present value of estimated future cash flows. The fair value of all of these instruments would be categorized as Level 2 of the fair value hierarchy.

The Company’s cash equivalents, marketable securities and certificates of deposit that are measured at fair value on a recurring basis are classified as follows (in thousands):

	March 31, 2015			December 31, 2014
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
	(unaudited)
Cash equivalents:
Money market funds	$39,468	$—	$—	$37,544	$—	$—
U.S. agency notes	—	—	—	—	101	—
Corporate bonds	—	—	—	—	200	—
Commercial paper	—	—	—	—	3,000	—

Marketable securities:
U.S. agency notes	—	34,684	—	—	33,476	—
Corporate bonds	—	29,555	—	—	43,984	—
Commercial paper	—	27,187	—	—	31,317	—

Certificates of deposit	—	3,000	—	—	3,000	—

Total	$39,468	$94,426	$—	$37,544	$115,078	$—

(4)  Property, Equipment and Software, Net

The following is a summary of property, equipment and software at cost, less accumulated depreciation and amortization (in thousands):

	March 31,	December 31,
	2015	2014
	(unaudited)

Office furniture and equipment	$9,389	$8,723
Software	6,344	6,004
Leasehold improvements	9,077	9,034
Total	24,810	23,761
Less: accumulated depreciation	(9,285)	(8,091)
Property, equipment and software, net	$15,525	$15,670

Depreciation and amortization expense of $1.2 million and $0.8 million were recorded for the three months ended March 31, 2015 and 2014, respectively.

(5)  Goodwill and Other Intangible Assets

In connection with the acquisition of BlueKite, LTD (the “Acquisition”) on January 10, 2014, the Company recorded $9.0 million of goodwill and $5.7 million of developed technology. There were no changes in the carrying amount of goodwill during the three months ended March 31, 2015.  Developed technology is classified as an intangible asset and is being amortized on a straight-line basis over an estimated useful life of seven years.

As of March 31, 2015 and December 31, 2014, the gross accumulated amortization of the developed technology asset was $1.0 million and $0.8 million, respectively.

Amortization expense related to the acquired intangible asset for both the three-month periods ended March 31, 2015 and 2014 was $0.2 million, and was included in technology and development expense in the consolidated statements of operations.

(6)  Accounts Payable and Accrued Expenses

The following is a summary of accounts payable and accrued expenses (in thousands):

	March 31,	December 31,
	2015	2014
	(unaudited)

Accounts payable	$1,849	$979
Accrued processing and disbursement costs	2,983	2,793
Accrued marketing expense	2,871	3,421
Acquisition holdback liability	1,500	1,500
Accrued professional services	2,310	1,294
Other accrued expenses	4,736	4,546
Total accounts payable and accrued expenses	$16,249	$14,533

Other accrued expenses in the table above include a reserve for transaction losses. The Company is exposed to transaction losses due to fraud, as well as nonperformance of third parties and customers. The Company establishes a reserve for such losses based on historical trends and any specific risks identified in processing customer transactions. The following table summarizes the activities of the Company’s reserve for transaction losses during the period presented (in thousands):

(unaudited)
Balance as of December 31, 2014	$189
Additions to expense	2,934
Losses incurred, net of recoveries	(2,781)
Balance as of March 31, 2015	$342

(7)  Line of Credit

In September 2013, the Company entered into an Amended and Restated Credit Agreement (the “Restated Loan Agreement”) with Silicon Valley Bank (“SVB”) and other lenders. The Restated Loan Agreement added additional lenders, increased the available borrowing amount to $150.0 million through September 2016 and changed certain of the financial provisions. The Company is required to repay the outstanding principal balance under the line of credit in full at least once every eight business days. Under the Restated Loan Agreement, the Company pays a fee of 0.50% per annum for the daily unused portions of the line of credit. The interest rate at March 31, 2015 and December 31, 2014 was 4.25%. In 2013, the Company paid SVB a one-time commitment fee of $430,000 and  a one-time arrangement fee of 0.30% of the amount available under the line of credit. These expenses are being amortized over the period of the Restated Loan Agreement.  In addition, the Company pays an annual administration fee of $45,000.

SVB issued a standby letter of credit for $15.0 million which satisfied an additional collateral requirement to maintain the Company’s India operations. SVB issued a $3.9 million letter of credit in January 2014 as a security deposit for the Company’s office lease.

As of March 31, 2015, the Company had $116.1 million available under its $150.0 million line of credit, reflecting $15.0 million outstanding under the line of credit and $18.9 million reserved under the two letters of credit. As of December 31, 2014, the Company had $103.1 million available under its $150.0 million line of credit, reflecting $28.0 million outstanding under the line of credit and $18.9 million reserved under the two letters of credit.

(8)  Income Taxes

The Company’s income tax provisions for the three months ended March 31, 2015 and 2014 were $28,000 and $12,000, respectively, which were primarily attributable to U.S. state and foreign income taxes.

The Company’s effective income tax rates were (2.3%) and 3.3% for the three months ended March 31, 2015 and 2014, respectively. Calculation of the effective tax rate for both periods includes a non-cash valuation allowance recorded against the Company’s deferred tax assets, which partially offsets a tax benefit resulting from the operating loss generated in the period.

(9)  Stock-based Compensation

The Company may grant stock options to purchase shares of its common stocks, restricted stock units (“RSUs”), performance-based restricted stock units (“PSUs”) or common stock awards to its employees and non-employee directors. Stock‑based compensation expense included in the Company’s consolidated statements of operations during the periods presented is as follows (in thousands):

	Three Months Ended March 31,
	2015	2014
	(unaudited)
Stock-based compensation expense:
Marketing	$351	$233
Technology and development	1,059	619
Customer service and operations	308	193
General and administrative	1,517	879
Total stock-based compensation	$3,235	$1,924

(a)  Stock Options

The fair value of options granted was estimated at the date of the grant using a Black-Scholes option-pricing model. The following table presents the weighted-average assumptions used in estimating the fair value of options granted during the periods presented:

	Three Months Ended March 31,
	2015	2014
	(unaudited)
Expected term (in years)	6.0	6.3
Risk-free interest rate	1.64%	2.06%
Dividend yield	None	None
Volatility rate	33%	44%

The following table presents the stock option activity and related information for the three months ended March 31, 2015:

		Weighted-	Weighted-	Aggregate
		Average	Average	Intrinsic
	Options	Exercise	Contractual Term	Value
	Outstanding	Price	(In Years)	(in Millions)
	(unaudited)
Outstanding as of December 31, 2014	6,132,641	$11.62	6.17	$50.4
Granted	573,000	15.71
Exercised (1)	(330,901)	4.08
Forfeited or cancelled	(195,226)	14.73
Outstanding as of March 31, 2015	6,179,514	$12.31	6.42	$34.3
Exercisable as of March 31, 2015	4,268,413	$8.29	5.35	$33.8
Vested and expected to vest as of March 31, 2015	6,139,769	$12.26	6.41	$34.2

(1) Exercised options in the table above included both settled and unsettled exercises during the three months ended March 31, 2015.

The following table presents the total intrinsic value of stock options exercised and the weighted-average grant date fair value of stock options granted for the periods presented:

	Three Months Ended March 31,
(In millions except per share data)	2015	2014
	(unaudited)
Total intrinsic value of stock options exercised	$3.8	$7.8
Weighted-average grant date fair value of stock options granted	$5.54	$12.02

As of March 31, 2015, there was $17.7 million of total unrecognized compensation expense related to option grants, which is expected to be recognized over a weighted-average remaining period of 2.7 years.

(b)  Restricted Stock Units and Performance-based Restricted Stock Units

The fair value of RSUs is equal to the closing market price of the Company’s common stock on the date of grant. Stock-based compensation expense is amortized on a straight-line basis over the requisite service period, which is generally four years.

In February 2015, the Company granted PSUs to certain employees, which contain both service and performance requirements. The performance condition will be evaluated quarterly to determine the probable level of achievement within specified performance bands as defined in the PSU agreement. The number of PSUs that will ultimately vest will range from 0% to 170% of the target amount depending on the actual level of achievement within the specified performance bands for the year ended December 31, 2015. These PSUs will vest annually over three years. Stock-based compensation expense related to PSUs is amortized over a graded vesting period of three years. Changes in the quarterly estimate of probable achievement impact the total amount of stock-based compensation expense on a cumulative basis.

The following table shows a summary of RSU and PSU activity for the three months ended March 31, 2015:

	RSUs		PSUs
		Weighted-			Weighted-
		Average			Average
		Grant Date			Grant Date
(unaudited)	Shares	Fair Value	Shares		Fair Value
Unvested as of December 31, 2014	497,020	$19.40	—		$—
Granted	183,500	15.98	236,340	(1)	15.71
Vested	(26,506)	18.70	—		—
Forfeited	(47,375)	18.70	—		—
Unvested as of March 31, 2015	606,639	$18.45	236,340		$15.71

(1) Estimated shares are based on the expectation of achievement within the specified performance bands as of March 31, 2015.

The following table presents the total fair value and the aggregate intrinsic value of RSUs and PSUs vested, and the weighted-average grant date fair value of RSUs and PSUs granted for the periods presented:

	RSUs		PSUs
	Three Months Ended March 31,		Three Months Ended March 31,
(In millions except per share data)	2015	2014	2015	2014
	(unaudited)		(unaudited)
Total fair value of shares vested	$0.4	$—	$—	$—
Total aggregate intrinsic value of shares vested	$0.4	$—	$—	$—
Weighted-average grant date fair value of shares granted	$15.98	$26.52	$15.71	$—

As of March 31, 2015, there was $9.0 million of total unrecognized compensation expense related to RSUs, which is expected to be recognized over a weighted-average remaining period of 3.0 years. Based on estimated level of achievement as of March 31, 2015, there was $3.4 million of total unrecognized compensation expense related to PSUs, which is expected to be recognized over a weighted-average remaining period of 1.9 years.

(10)  Earnings Per Share

Basic earnings (loss) per share (“EPS”) is computed by dividing the net income (loss) by the weighted-average number of shares of common stock outstanding during the period.  Diluted EPS is computed using the weighted-average number of shares of common stock outstanding during the period and, when dilutive, potential common shares outstanding during the period. Potential common shares consist of incremental shares issuable upon the assumed exercise of stock options, preferred stock, unvested RSUs and PSUs, and contingent consideration related to the Acquisition. For the three months ended March 31, 2015, shares of the PSUs are excluded in the diluted EPS calculation as the performance conditions were not met by the end of this period.

The following table presents the calculation of earnings (loss) per share (in thousands, except per share data):

	Three Months Ended March 31,
	2015	2014
	(unaudited)
Basic earnings (loss) per share:
Numerator:
Net income (loss)	$(1,263)	$352
Denominator:
Weighted-average common shares	38,804	37,799
Basic earnings (loss) per share	$(0.03)	$0.01

Diluted earnings per share:
Numerator:
Net income (loss)	$(1,263)	$352
Denominator:
Weighted-average common shares	38,804	37,799
Weighted-average dilutive stock options and RSUs	—	3,832
Contingent stock due to acquisition	—	79
Weighted-average common shares and equivalents	38,804	41,710
Diluted earnings (loss) per share	$(0.03)	$0.01

The following securities have been excluded from the calculation of diluted earnings (loss) per share of common stock for the periods presented because their effect would have been anti-dilutive (in thousands):

	Three Months Ended March 31,
	2015	2014
	(unaudited)
Stock options outstanding	6,187	1,875
Unvested RSUs	607	38
Contingent stock due to acquisition	44	—
Total common stock equivalents	6,838	1,913

(11)  Commitments and Contingencies

(a)  Operating Leases

Pursuant to the terms of the lease agreement for the Company’s corporate headquarters, the Company took possession of additional office space in the same building in February 2015. The term of the lease for the additional space will expire in 2024.

 (b)  Litigation

The Company is involved from time to time in various legal proceedings in the normal course of business that individually or in the aggregate would not have a material effect on its results of operations or financial position. On January 6, 2015, the Company, John Kunze and Ryno Blignaut were sued in a putative class action lawsuit, captioned Alexander Liu v. Xoom Corporation, et al., Case No. CGC-15-543531, filed in San Francisco Superior Court by purported stockholders of the Company, in connection with its January 5, 2015 announcement that the Company was the victim of criminal fraud resulting in the transfer of $30.8 million in corporate cash to overseas accounts. On February 6, 2015, the lawsuit was removed to federal court in the Northern District of California, and assigned the case number 5:15-cv-00602-LHK. On March 11, 2015, the Company, John Kunze and Ryno Blignaut were sued in a putative class action lawsuit captioned Patrick Andrew Barrett v. Xoom Corp., et al., Case No. CGC-15-544655, also filed in San Francisco Superior Court by purported stockholders of the Company. On March 20, 2015, the lawsuit was removed to federal court in the Northern District of California, and assigned the case number 5:15-cv-01319. Plaintiffs in the Liu action have moved to remand the case to state court, and the Defendants have opposed that motion, which is pending.  The Court has ordered that its ruling on the remand motion will apply as well to the Barrett action.

The Liu and Barrett lawsuits allege that the Company and Messrs. Kunze and Blignaut violated federal securities laws by misrepresenting and/or omitting information in the offering materials distributed in connection with the Company’s February 2013 initial public offering.  The lawsuits seek unspecified damages and attorneys’ fees and costs.  Although the ultimate outcome of litigation cannot be predicted with certainty, the Company believes that these lawsuits are without merit and intends to defend against the actions vigorously. The Company believes that any liability resulting from this lawsuit will not have a material adverse effect on its business, financial condition or results of operations.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis is intended to provide greater details of our results of operations and financial condition and should be read in conjunction with our consolidated financial statements and the notes thereto included elsewhere in this document.  Certain statements in this Quarterly Report constitute forward-looking statements and as such, involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. Such forward-looking statements include any expectation of earnings, revenues or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements related to our ability to forecast demand for our services; statements related to competition; factors that may affect our operating results and business; statements related to security of our product offerings and customer information; statements related to enhancements of existing services and our growth; our anticipated cash needs and our estimates regarding our operating and capital requirements and our needs for additional financing; our disclosure controls and procedures; statements related to intellectual property; statements related to legal proceedings; statements related to recruiting and retaining employees; statements related to future capital expenditures; statements related to future economic conditions or performance; statements as to industry trends; statements related to our and our disbursement partners’ ability to comply with current and future regulations; statements related to our stock; and other matters that do not relate strictly to historical facts or statements of assumptions underlying any of the foregoing.  These statements are often identified by the use of words such as “anticipate”, “believe”, “consider”, “continue”, “could”, “estimate”, “expect”, “intend”, “may”, “plan” or “will” and similar expressions or variations.   Such forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements.  Factors that could cause or contribute to such differences include, but are not limited to those discussed in the section titled “Risk Factors” included in Item 1A of Part II of this Quarterly Report on Form 10-Q, and the risks discussed in our Annual Report and other filings with the SEC. We urge you to consider these factors carefully in evaluating the forward-looking statements contained in this Quarterly Report on Form 10-Q.  These statements are based on the beliefs and assumptions of our management based on information currently available to management.  The forward-looking statements included in this Quarterly Report are made only as of the date of this Quarterly Report.  All subsequent written or oral forward-looking statements attributable to our company or persons acting on our behalf are expressly qualified in their entirety by these cautionary statements.  We do not undertake, and specifically disclaim, any obligation to update any forward-looking statements to reflect the occurrence of events or circumstances after the date of such statements except as required by law.

Overview

We are a leader in the digital consumer-to-consumer international money transfer industry. Our customers use Xoom to send money to and pay bills for family and friends around the world. We offer money transfer services from the United States to 32 countries and our cross-border bill payment services from the United States to five countries. Since January 1, 2010, our customers have used Xoom to send $19.9 billion, including $1.7 billion for the three months ended March 31, 2015. We believe we create significant value for our customers by providing a convenient, fast and cost-effective solution for international money transfers and cross-border bill payments.

Our ability to provide our customers with convenient, fast and cost-effective services is built on our proprietary technology which, combined with our risk management capabilities and global disbursement network, constitute our operating platform. Our technology enables easy-to-use online and mobile sender interfaces, effective risk management and seamless integration with our disbursement partners’ systems.

We believe our business model is characterized by predictable and recurring revenue from our large and growing base of new and repeat customers.  Revenue from our repeat customers continued to be over 90% of our total revenue for the three months ended March 31, 2015. During the three months ended March 31, 2015, we continued to experience growth as compared to the same period in 2014 as our customer base expanded.  Revenue increased to $44.4 million for the three months ended March 31, 2015 from $35.9 million for the three months ended March 31, 2014.

We launched our mobile strategy in November 2011 and our mobile application in mid-2013. Our mobile application, the “Xoom App,” is simple to use and allows customers to sign up and send money and track the status of their transactions from their mobile devices. Existing customers are able to send money in seconds with “one tap and one swipe.” We will continue to optimize our services for mobile devices to capitalize on the continued and growing trend in mobile usage.

During the three months ended March 31, 2015,  60% of our transactions were sent via mobile devices as compared to 45% in the same period in the prior year. During the three months ended March 31, 2015, 60% of our active customers sent a transaction from a mobile device, as compared to 50% in the same period in the prior year. During the three months ended March 31, 2015, more than $0.7 billion of our gross sending volume was sent from mobile devices which represented growth of approximately 47% compared to the same period in the prior year.

During the three months ended March 31, 2015, we launched the following new initiatives to enhance our customer experience and expand our reach in new and existing markets:

•

Expansion into China where transactions are processed through the UnionPay MoneyExpress service,  via Moneyswap, which enables Xoom customers to instantly transfer funds during bank processing hours to some of the most recognizable banking brands in China, including Bank of China, Bank of Communications, China Construction Bank, and Industrial and Commercial Bank of China.

•

Expansion into Pakistan through our partnership with Habib Bank Limited, or HBL, one of the largest banks in Pakistan, which enables Xoom customers to instantly deposit funds into HBL accounts and into accounts at most other banks in Pakistan,  including MCB Bank Limited, Allied Bank, Bank Alfalah, United Bank Limited and Standard Chartered Bank,  24 hours a day, seven days a week, 365 days a year, including bank holidays.

•

Expanded services in Vietnam through our partnership with Sacombank, including nationwide home delivery, cash pickup services at over 400 Sacombank branches and instant bank deposit services to Sacombank and other bank accounts in Vietnam.

•	Instant bank deposit service to all peso and U.S. dollar denominated accounts at LANDBANK, the fourth largest bank in the Philippines.
•	Instant bank deposit service to Banco Agrícola, the largest bank in El Salvador, as well as a cash pickup service at more than 80 Banco Agricola locations throughout El Salvador.

Key Metrics

In addition to the line items in our financial statements, we regularly review the following key metrics to evaluate our business, measure our performance, identify trends in our business, prepare financial projections, make strategic business decisions, and assess our marketing program efficacy, market share trends and working capital needs.

As more fully described in our Annual Report, management views the number of gross additional customers as a key driver of business growth and revenue, and believes that providing the following information, including the number of gross additional customers in a given period, is useful for investors to understand the underlying trends in our business.  The following table presents our key operating and financial metrics for the periods presented (unaudited):

	Three Months Ended March 31,
	2015	2014
Gross Sending Volume (in thousands)	$1,671,447	$1,576,691
Transactions	3,552,277	2,896,639
Active Customers	1,343,885	1,130,367
Gross Additional Customers	156,119	136,409
Cost Per Acquisition of a Gross Additional Customer	$50	$48
Adjusted EBITDA (in thousands)	$3,738	$3,523

Gross Sending Volume.  We define gross sending volume, or GSV, as the total principal amount of funds sent by our customers in a given period for money transfers and bill payments, excluding our fees. A percentage of GSV does not ultimately get paid out to recipients due to a variety of reasons, most notably customer cancellations, our risk management decisions and customer error. In the periods presented, this percentage has ranged from 2.60% to 3.42%. Our GSV increased 6% for the three months ended March 31, 2015, compared to the same period in the prior year.  The amount sent by some of our customers depends in large part on the value of the local currency relative to the U.S. dollar.

Transactions.  This represents the total number of transactions sent by our customers in a given period.  A small percentage of transactions do not ultimately get paid out to recipients due to a variety of reasons, most notably customer cancellations, our risk management decisions and customer error.  Our transactions increased 23% for the three months ended March 31, 2015, as compared to the same period in the prior year. The increase in GSV in the three months ended March 31, 2015 was lower than the increase in the number of transactions due to a higher percentage of transactions to countries with a lower average transaction amount.

Active Customers.  We define active customers as the number of customers who have sent at least one transaction during a trailing twelve month period.  A gross additional customer with one transaction during a trailing twelve month period would also be included as an active customer in the same period.  Our active customers increased 19% for the three months ended March 31, 2015 compared to the same period in the prior year.

Gross Additional Customers. We define gross additional customers as customers who, during a given period, have sent their first transaction in a trailing twelve month period. As more fully described in our Annual Report, gross additional customers include both new customers and win-back customers. A gross additional customer can only be counted as a gross additional customer once in twelve months. Our gross additional customer growth increased 14% for the three months ended March 31, 2015 compared to the same period in the prior year.

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

Adjusted EBITDA.  Adjusted EBITDA is a non-GAAP financial measure that we calculate as net income (loss) adjusted for (benefit) provision for income taxes, interest expense, interest income, amortization of acquired intangible asset, depreciation and other amortization expense, and stock-based compensation. Depreciation and other amortization expense includes impairment charges related to long-lived assets during the first quarter of 2015. We believe that adjusted EBITDA provides useful information to investors in understanding and evaluating our business in the same manner as our management and board of directors. Non-GAAP financial measures should be considered supplemental in nature and are not meant as a substitute for the related financial information prepared in accordance with GAAP. The following table presents a reconciliation of adjusted EBITDA for each of the periods presented (unaudited):

	Three Months Ended March 31,
	2015	2014
	(in thousands)
Reconciliation of Adjusted EBITDA:
Net income (loss)	$(1,263)	$352
Provision for income taxes	28	12
Interest expense	369	328
Interest income	(76)	(76)
Amortization of acquired intangible	204	204
Depreciation and other amortization expense	1,241	779
Stock-based compensation	3,235	1,924
Adjusted EBITDA	$3,738	$3,523

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

Marketing Expense.  Our marketing expense is comprised of business development, offline, online and promotional advertising costs to acquire and retain customers, employee compensation and related costs to support the marketing process and allocated facilities and other supporting overhead costs. We have a Refer-

A-Friend incentive program where the referrer receives either a cash-type or non-cash award and the referee receives a non-cash award. Cash-type awards are considered to be cash-type because the referrer may use them as cash and they are classified as marketing expense. The amount related to the referee is classified as cost of revenue for non-cash awards. Awards provided to the referrer are recorded in marketing expense as these payments are a reward for bringing a new customer to Xoom. We anticipate that our marketing expense will continue to increase and will vary from period to period due to the timing and nature of such programs.

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

Other Income (Expense).    Other income (expense) consists of gains and/or losses on foreign currency balances due to fluctuations in exchange rates between the initiation of a transaction and the settlement of the transaction (usually no longer than 24 hours).

(Benefit) Provision for Income Taxes.    (Benefit) provision for income taxes consists of state income taxes in the United States and foreign taxes.  We have not been required to pay U.S. federal income taxes to date because of our current and accumulated net operating losses which totaled $94.9 million as of December 31, 2014.  Since inception, we have only been required to pay minimal state income taxes. As of March 31, 2015, we have a full valuation allowance against our deferred tax assets. We continue to assess the need for a valuation allowance on the deferred tax assets by evaluating all positive and negative evidence. Based on historical and projected operating performance, we believe that it is more likely than not that the deferred tax assets will not be realized in subsequent quarters. We may fully release the deferred tax valuation allowance in a future period to the extent we expect that our operations will generate sufficient taxable income in future periods. Significant judgment is required in making this assessment, and it is very difficult to predict when our assessment may conclude that the deferred tax assets are realizable. Any adjustment to the deferred tax asset valuation allowance will be recorded in the income statement during the period in which the adjustment is determined to be required.

For the three months ended March 31, 2015, tax expense was $28,000, which consisted of $11,000 of U.S. state income taxes and $17,000 of foreign income taxes. For the three months ended March 31, 2014, tax expense was $12,000 which consisted of $7,000 of U.S. state income taxes and $5,000 of foreign income taxes.

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

We believe that the assumptions and estimates associated with income taxes and stock-based compensation have the greatest potential impact on our consolidated financial statements. Therefore, we consider these to be our critical accounting policies and estimates.

Apart from the addition to the stock-based compensation accounting policy disclosed in the notes to consolidated financial statements, there have been no material changes to our critical accounting policies and estimates as compared to the critical accounting policies and estimates described in our Annual Report.

Recently Issued Accounting Guidance

On May 28, 2014, the Financial Accounting Standard Board (FASB) issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The new standard is effective for the Company on January 1, 2017. Early application is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. We are evaluating the impact of this accounting guidance on our consolidated financial statements.

In April 2015, the FASB issued ASU No. 2015-03, “Simplifying the Presentation of Debt Issuance Costs,” which requires that debt issuance costs be presented in the balance sheet as a direct deduction from the carrying amount of debt liability, consistent with debt discounts.  This new accounting guidance is effective on January 1, 2016. We are evaluating the impact of adopting this new accounting guidance on our consolidated financial statements.

Results of Operations

The following table sets forth our results of operations in dollars for the periods presented.  The period-to-period comparison of financial results is not necessarily indicative of future results.

	Three Months Ended March 31,
	2015	2014
	(unaudited)
	(in thousands)
Consolidated Statements of Operations Data:
Revenue	$44,418	$35,938
Cost of revenue	12,033	9,578
Gross profit	32,385	26,360
Marketing	9,938	8,782
Technology and development	11,082	7,850
Customer service and operations	4,609	3,974
General and administrative	7,586	5,158
Total operating expense	33,215	25,764
Income (loss) from operations	(830)	596
Other income (expense):
Interest expense	(369)	(328)
Interest income	76	76
Other income (expense)	(112)	20
Income (loss) before income taxes	(1,235)	364
Provision for income taxes	28	12
Net income (loss)	$(1,263)	$352

Revenue

	Three Months Ended March 31,
	2015	2014	% Change
	(dollars in thousands)
	(unaudited)
Revenue	$44,418	$35,938	24%

Revenues for the three months ended March 31, 2015 increased $8.5 million, or 24%, compared to the three months ended March 31, 2014. The increase was primarily due to a  19% increase in active customers, which included 156,119 gross additional customers added during the three months ended March 31, 2015.

Cost of Revenue

	Three Months Ended March 31,
	2015	2014	% Change
	(dollars in thousands)
	(unaudited)
Cost of revenue	$12,033	$9,578	26%
Percentage of revenue	27%	27%

Cost of revenue for the three months ended March 31, 2015 increased $2.5 million, or 26%, compared to the three months ended March 31, 2014. The increase in cost of revenue was driven by a $2.0 million increase in processing and disbursement costs to support the 23% increase in transactions, a $0.3 million increase in promotional advertising, which was classified as cost of revenue in the consolidated statements of operations and a $0.2 million increase in transaction losses due to the increase in our GSV. As a percentage of revenue, promotional advertising expense classified as cost of revenue fluctuates from period to period due to the nature and timing of marketing programs.

Marketing Expense

	Three Months Ended March 31,
	2015	2014	% Change
	(dollars in thousands)
	(unaudited)
Marketing	$9,938	$8,782	13%
Percentage of revenue	22%	24%

Marketing expense for the three months ended March 31, 2015 increased $1.2 million, or 13%, compared to the three months ended March 31, 2014.  The increase was due to an additional $1.0 million in advertising spend, primarily in television advertising, to drive customer acquisition, $0.1 million in personnel-related costs, including stock-based compensation, and $0.1 million in marketing operational spend. Marketing expense as a percentage of revenue fluctuates from period to period due to the nature and timing of marketing programs, such as whether promotional advertising is being implemented.

Technology and Development Expense

	Three Months Ended March 31,
	2015	2014	% Change
	(dollars in thousands)
	(unaudited)
Technology and development	$11,082	$7,850	41%
Percentage of revenue	25%	22%

Technology and development expense for the three months ended March 31, 2015 increased $3.2 million, or 41%, compared to the three months ended March 31, 2014. The increase was primarily the result of an increase in personnel-related costs of $1.9 million, including stock-based compensation, due to an increase in the U.S. employee headcount to expand and improve our service, and an increase in personnel-related costs of $0.3 million related to our development center in Guatemala. In addition,  there was an increase of $0.4 million in information technology and infrastructure costs, including increased spend on web hosting services, and an increase of $0.4 million in asset depreciation and amortization. The remaining $0.2 million was primarily due to an increase in operational spend, including increased travel spend.

Customer Service and Operations Expense

	Three Months Ended March 31,
	2015	2014	% Change
	(dollars in thousands)
	(unaudited)
Customer service and operations	$4,609	$3,974	16%
Percentage of revenue	10%	11%

Customer service and operations expense for the three months ended March 31, 2015 increased $0.6 million, or 16%, compared to the three months ended March 31, 2014. The increase was primarily due to an increase in the volume of transactions we processed, resulting in an increase in costs of $0.4 million associated with our outsourced support centers, including consulting and other professional services, and an increase of $0.2 million in personnel-related costs including stock-based compensation. Various tasks are performed at our outsourced support centers, including customer support, customer verifications and collections.

General and Administrative Expense

	Three Months Ended March 31,
	2015	2014	% Change
	(dollars in thousands)
	(unaudited)
General and administrative	$7,586	$5,158	47%
Percentage of revenue	17%	14%

General and administrative expense for the three months ended March 31, 2015 increased $2.4 million, or 47%, compared to the three months ended March 31, 2014. The increase was primarily the result of an increase of $1.3 million in legal, consulting and other professional services, in part due to the business e-mail compromise fraud loss, which is described more fully in our Annual Report. There was also an increase in personnel-related costs of $1.1 million, including stock-based compensation, due to an increase in headcount to support our overall growth.

Liquidity and Capital Resources

Since inception, we have financed our operations and capital expenditures primarily through the sale of preferred and common stock and borrowings and, to a lesser extent, cash flows generated by our operations and exercise of stock options to purchase common stock.  Our principal uses of cash are funding our operations and capital expenditures.

As of March 31, 2015, we had cash, cash equivalents, disbursement prefunding and short-term investments of $240.5 million, which consisted of cash, money market funds, U.S. government securities, commercial paper, certificates of deposit, corporate bonds and prefunded balances with some of our disbursement partners.  All of our cash equivalents and short-term investments are held at U.S. financial institutions.

If a period ends on a weekend or holiday, our cash, cash equivalents and disbursement prefunding is generally higher than if the period ends on a business day, because we will then prefund our disbursement partners for the entire weekend or through the holiday instead of for one business day. For example, as a result of a three-day banking holiday in India following the end of the first quarter of 2015, we utilized the line of credit to prefund disbursement partners for the holiday period.

We believe that our existing cash and cash equivalents and availability under our line of credit will be sufficient to meet our working capital needs and planned capital expenditures for at least the next 12 months.

Our Indebtedness

Under our credit agreement with Silicon Valley Bank, or SVB, we are required to repay the outstanding principal balance under our line of credit in full at least once every eight business days. The interest rate is the greater of prime plus 1.00%, the federal funds effective rate plus 1.50%, or 4.25%, and we pay a fee of 0.50% per annum for the daily unused portion of the line of credit.

We have $15.0 million reserved under a standby letter of credit which satisfies the additional collateral requirement to maintain our India operations and a $3.9 million letter of credit issued as a security deposit for our corporate headquarters’ office lease in January 2014.

At March 31, 2015, we had $116.1 million available under our $150.0 million line of credit, reflecting $15.0 million outstanding under the line of credit and $18.9 million reserved under the two letters of credit. We were in compliance with all of our debt covenants as of March 31, 2015.

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

The following table summarizes our cash flows for the periods presented (in thousands):

	Three Months Ended March 31,
	2015	2014
	(unaudited)
Net cash provided by operating activities	$44,236	$1,284
Net cash provided by (used in) investing activities	16,077	(15,433)
Net cash provided by (used in) financing activities	(11,845)	1,180

Operating Activities

Cash provided by operating activities of $44.2 million for the three months ended March 31, 2015 was attributable to changes in our operating assets and liabilities of $40.6 million and $4.9 million in adjustments for non-cash items, partially offset by $1.3 million of our net loss. Adjustments for non-cash items primarily consisted of stock-based compensation, depreciation and amortization (including acquired intangible) expense and accretion of net premiums on short-term investments. The cash resulting from changes in our working capital primarily consisted of a decrease in disbursement prefunding of $40.8 million relating to the timing of funding our partners and an increase in customer liabilities of $5.5 million related to money that had not yet been disbursed, partially offset by an increase in customer funds receivable of $7.2 million relating to the timing of transactions in process.

Cash provided by operating activities of $1.3 million for the three months ended March 31, 2014 was attributable to $0.4 million of our net income and $3.3 million in adjustments for non-cash items, partially offset by changes in our operating assets and liabilities of $2.4 million. Adjustments for non-cash items primarily consisted of stock-based compensation, depreciation and amortization (including acquired intangible) expense and accretion of premiums on short-term investments. The use of cash resulting from changes in our working capital primarily consisted of an increase in disbursement prefunding of $4.8 million relating to the timing of funding our partners, an increase in customer funds receivable of $13.0 million relating to the timing of transactions in process, partially offset by an increase in customer liabilities of $14.8 million related to money that had not yet been disbursed. The significant increase in customer funds receivable and customer liabilities was due to the quarter ending on a bank holiday in India.

Investing Activities

Our primary investing activities generally consist of purchases, sales and maturities of short-term investments, purchases of property, equipment and software and changes in our restricted cash.  Purchases of property, equipment and software may vary from period to period due to the timing of the expansion of our operations, website and internal-use software development. We expect to continue to invest in property, equipment and development of software during 2015 and thereafter.

Cash provided by investing activities was $16.1 million for the three months ended March 31, 2015 primarily due to $17.2 million of net proceeds from the net sale and maturities of short-term investments. We used $1.1 million for purchases of property, equipment and development of software in the three months ended March 31, 2015.

Cash used in investing activities was $15.4 million for the three months ended March 31, 2014, including a cash outflow of $8.9 million for the acquisition of BlueKite, LTD. In addition, we used $2.5 million in the three months ended March 31, 2014 in net purchases of short-term investments. We used $0.9 million for purchases of property, equipment and development of software in the three months ended March 31, 2014. We also had an increase in our restricted cash of $3.2 million during the three months ended March 31, 2014, due to higher collateral requirements of our existing payment processors as a result of an increase in our processing limits.

Financing Activities

Our financing activities primarily consist of net proceeds from the exercise of common stock options and repayments and borrowings under our line of credit.

Cash used in financing activities was $11.8 million for the three months ended March 31, 2015 primarily due to $13.0 million of net repayments under our line of credit, partially offset by $1.3 million of proceeds from the exercise of options to purchase common stock.

Cash provided by financing activities was $1.2 million for the three months ended March 31, 2014 primarily due to the proceeds from exercise of options to purchase common stock.

Off-Balance Sheet Arrangements

As described in “—Our Indebtedness” above, SVB issued a standby letter of credit for $15.0 million which satisfies the additional collateral requirement to maintain our India operations.  SVB issued a $3.9 million letter of credit in January 2014 as a security deposit for our office lease. As of March 31, 2015 and December 31, 2014, we had $18.9 million reserved under our letters of credit.

Contractual Obligations and Commitments

The following table describes our contractual obligations as of March 31, 2015 (in thousands):

	Payments Due by Period
		Less Than	1-3	4-5
	Total	1 Year	Years	Years	Thereafter
	(unaudited)
Operating lease obligations	$45,854	$5,513	$9,827	$9,334	$21,180

The contractual obligations in the table above are associated with agreements that are enforceable and legally binding. Obligations under contracts that we can cancel without a significant penalty are not included in the table above.  The operating lease obligations, presented in the above table, have not been reduced by minimum sublease rentals of $2.1 million in the future under our existing non-cancelable sublease agreements.

Pursuant to the terms of the lease agreement for our corporate headquarters, we took possession of additional office space in the same building in February 2015 and plan to make certain leasehold improvements.

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

Any borrowings under our line of credit with SVB are at a variable rate and, as a result, increases in market interest rates would generally result in increased interest expense on our outstanding borrowings. We believe a hypothetical 10% increase in interest rates as of March 31, 2015 would have an immaterial impact on our investment portfolio, results of operations and cash flows.

Foreign Exchange Risk

We are exposed to foreign exchange risk as we offer our services in 32 countries and disburse our transactions in multiple foreign currencies. However, we believe that this risk is somewhat limited due to the fact that these transactions are usually disbursed in less than three business days. As of March 31, 2015 and December 31, 2014, we had not entered into any foreign exchange hedging contracts.

Inflation Risk

We do not believe that inflation has had a material effect on our business, financial condition or results of operations. If our costs were to become subject to significant inflationary pressures, we may not be able to fully offset such higher costs through fee increases.

ITEM 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company's Principal Executive Officer and the Company's Principal Financial Officer have evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon such evaluation, the Principal Executive Officer and Principal Financial Officer concluded that, as of the end of the period covered by this Quarterly Report on Form 10-Q, the Company's disclosure controls and procedures were not effective as required under Rules 13a-15(e) and 15d-15(e) under the Exchange Act as a result of the material weakness in the Company’s internal control over financial reporting previously disclosed under Item 9A of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014, or Annual Report.

The material weakness in our internal control over financial reporting, which is described more fully in our Annual Report, continued to exist as of the end of the period covered by this Quarterly Report on Form 10-Q.  The Company is actively engaged in implementing the remediation efforts described in the Company’s Annual Report which are designed to address this material weakness, and subsequent to the filing of its Annual Report has specifically: (i) added additional qualified and experienced personnel to the finance organization and continued its efforts to further strengthen the organization; (ii) further strengthened its e-mail systems to enhance protections against systems attacks, which protections are being monitored to ensure effectiveness; and (iii) continued its process of augmenting and refining its written policies and procedures regarding bank transactions and payment functions. While progress has been made, additional time is needed to fully implement and demonstrate the effectiveness of the remediation efforts. The Company is committed to designing, implementing and operating effective controls, and management continues to regularly assess the progress and sufficiency of the ongoing initiatives and make adjustments as and when necessary.

Notwithstanding the ineffectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q and the material weakness in our internal control over financial reporting that existed as of that date, management believes that (i) this Quarterly Report on Form 10-Q does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which they were made, not misleading with respect to the period covered by this Quarterly Report on Form 10-Q and (ii) the unaudited consolidated financial statements, and other financial information, included in this Quarterly Report on Form 10-Q fairly present in all material respects in accordance with GAAP our financial condition, results of operations and cash flows as of, and for, the dates and periods presented.

Changes in Internal Control over Financial Reporting

The Company is taking actions to remediate the material weakness related to its internal control over financial reporting, as described above. Other than the changes disclosed above, there were no material changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(e) and 15d-15(e) under the Exchange Act that occurred during the period covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitations of Internal Controls

The Company’s management, including the Principal Executive Officer and Principal Financial Officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all error and all fraud.  A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.  Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.  These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake.  Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control.  The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.  Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.  Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

PART II – OTHER INFORMATION

ITEM 1. Legal Proceedings

On January 6, 2015, we, John Kunze and Ryno Blignaut were sued in a putative class action lawsuit, captioned Alexander Liu v. Xoom Corporation, et al., Case No. CGC-15-543531, filed in San Francisco Superior Court by purported stockholders of the Company, in connection with our January 5, 2015 announcement that we were the victim of criminal fraud resulting in the transfer of $30.8 million in corporate cash to overseas accounts. On February 6, 2015, the lawsuit was removed to federal court in the Northern District of California, and assigned the case number 5:15-cv-00602-LHK. On March 11, 2015, we, John Kunze and Ryno Blignaut were sued in a putative class action lawsuit captioned Patrick Andrew Barrett v. Xoom Corp., et al., Case No. CGC-15-544655, also filed in San Francisco Superior Court by purported stockholders of the Company. On March 20, 2015 the lawsuit was removed to federal court in the Northern District of California, and assigned the case number 5:15-cv-01319. Plaintiffs in the Liu action have moved to remand the case to state court, and the Defendants have opposed that motion, which is pending.  The Court has ordered that its ruling on the remand motion will apply as well to the Barrett action.

The Liu and Barrett lawsuits allege that we and Messrs. Kunze and Blignaut violated federal securities laws by misrepresenting and/or omitting information in the offering materials distributed in connection with our February 2013 initial public offering.  The lawsuits seek unspecified damages and attorneys’ fees and costs.  Although the ultimate outcome of litigation cannot be predicted with certainty, we believe that these lawsuits are without merit and intend to defend against the actions vigorously. We believe that any liability resulting from these lawsuits will not have a material adverse effect on our business, financial condition or results of operations.

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

We spent $32.7 million on marketing and $37.0 million on technology and development in 2014, and we expect to continue to spend significant amounts to acquire new customers and to keep existing customers loyal to our service. We cannot assure you that the revenue from customers we acquire will ultimately exceed the marketing and technology and development costs associated with acquiring these customers. We may not be able to acquire new customers in sufficient numbers to continue to grow our business due to macroeconomic factors including exchange rate fluctuations, increased competition, new regulations or other factors, or we may be required to incur significantly higher marketing expenses in order to acquire new customers. The effectiveness of our marketing depends in large part on our ability to access major online and offline channels, such as online social networks and television. If we were unable to advertise through any given major marketing channel or if a major advertising partner were to elect not to do business with us or if the costs to do such business were to materially increase, our ability to attract and retain customers would be harmed. In the event that we reduce our marketing in any given period, whether in response to higher marketing expenses or otherwise, we may suffer a decline in new customer growth in that period or subsequent periods. For example, we reduced our television advertising during the 2014 World Cup due to increased advertising costs during that time, which reduction may have impacted new customer growth in the third quarter of 2014.  If the level of usage by our existing customers declines or does not continue as expected, we may suffer a decline in customer growth or revenue. In addition, our marketing efforts may fail to attract or retain customers. As we continue to work with endorsers to promote our business, negative publicity about our endorsers or a failure to enter into cost-effective endorsement arrangements could harm our reputation. A decrease in the level of usage or customer growth would harm our business and revenue.

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

As of March 31, 2015, we had $116.1 million available borrowing capacity under our $150 million line of credit, reflecting $15.0 million outstanding under the line of credit and $18.9 million reserved under two standby letters of credit, and we may incur additional indebtedness in the future.

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

The markets in which we compete are highly competitive and are highly fragmented. Our largest competitors are The Western Union Company and MoneyGram Payment Systems, Inc. We also compete against smaller, country-specific competitors, banks and informal person-to-person money transfer service providers that evade regulation. In the future, new competitors, alliances, or consolidation among established companies may emerge, or competitors may leave the market, resulting in a changed competitive environment. Some of our competitors have longer operating histories, significantly greater financial, technical, marketing, customer service and other resources, greater name recognition, exclusive agreements or a larger base of customers in affiliated businesses than us. Our competitors may respond to new or emerging technologies, legal or regulatory changes and changes in customer requirements faster and more effectively than we do, and they could be perceived to effectively improve their products and services relative to ours. If we fail to successfully develop and timely introduce new or enhanced products and services or if we make substantial investments in an unsuccessful new product, service or infrastructure change, our business, prospects, financial condition and results of operations could be harmed. Our competitors may devote greater financial and other resources to acquire customers and to the development, promotion and sale of money transfer services, including greater marketing and advertising spend,  offering more attractive promotions to customers, or offering lower prices or better exchange rates and may negotiate exclusive deals which would reduce our opportunities. For example, our competitors have offered coupons for free money transfers and, in India, have offered better exchange rates than we have in certain periods and established no fee services. As a result, we have experienced attrition of rate-sensitive customers, particularly those customers who send money transfers to India. Competing services tied to established banks and other financial institutions may offer greater liquidity or superior foreign exchange rates and engender greater consumer confidence in the safety and efficacy of their services than ours. We expect competition to continue to intensify. This competition could result in increased pricing pressure, increased customer acquisition costs, reduced profit margins, increased sales and marketing expenses, a failure to increase our market share, or a loss of our market share, any of which could harm our business, results of operations and financial condition. There can be no assurance that growth in the digital money transfer market will continue and that competitors would not decrease our market share. We also cannot assure you that new competitors will not emerge with cross-border bill payment services that are as competitive as or more competitive than our service. If we are unable to compete effectively and continue to grow our business, our business, financial condition and results of operations could be harmed.

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

More than 90% of the volume of amounts sent through Xoom in the aggregate, which we refer to as gross sending volume, is funded by bank accounts through the Automated Clearinghouse system, or ACH. Over 95% of our ACH-funded transactions are released for disbursement prior to our receiving funds from our customers, which exposes us to repayment risk. If customers have insufficient funds in their bank accounts or have closed their bank accounts and we are unable to collect the funds from customers, our revenue will decline and our business may be harmed. Our ability to collect funds from our customers in these instances contributes to acceptable transaction loss expenses and any such expenses will increase if our collection efforts lose effectiveness. We also offer our customers the ability to fund transactions utilizing their credit or debit card. Because these are card-not-present transactions, they involve a greater risk of fraud. If we are unable to effectively manage our payment and fraud risks, our business may be harmed.

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

We obtain, transmit and store confidential customer and company information in connection with our services. These activities are subject to laws and regulations in the United States and other jurisdictions. The requirements imposed by these laws and regulations, which often differ materially among the many jurisdictions to which we are subject, are designed to protect the privacy of personal information and to prevent that information from being inappropriately disclosed. We accordingly rely heavily on our information systems for the secure processing, storage and transmission of confidential customer and company information. Although we have developed and continue to invest in technologies, systems and processes that are designed to protect customer and company information and detect and prevent security breaches and cyber attacks, and periodically test our security, those processes may not be sufficient to prevent or remedy the effects of any failure or breach. Threats to our operational and security systems may originate externally from third parties, such as foreign governments, organized crime and other hackers, outsourced or infrastructure-support providers, application developers, or the threats may originate from within our company. If a third party or an employee were to misappropriate, misplace or lose corporate information, including our financial and account information, our customers’ personal information, remittance information or our source code, our business may be harmed.

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

While we have entered into non-exclusive agreements with each of our payment processors and disbursement partners, our payment processors and disbursement partners could choose to terminate or not renew their agreements with us or disbursement partners could choose to terminate sub-disbursement partners. A sub-disbursement partner could also choose to terminate its relationship with our disbursement partner or with us. In addition, our payment processors and disbursement partners may require amendments to the terms of the agreements we currently have in place, which may decrease our services, increase our costs and affect our profitability. Payment processor, disbursement partner and sub-disbursement partner attrition or contractual amendments might occur for a number of reasons, including such payment processor’s, disbursement partner’s or sub-disbursement partner’s dissatisfaction with the relationship or the revenue derived from the relationship, changes in the law or changes or perceived changes in the regulatory environment. In the case of a disbursement partner, a competitor may engage a disbursement partner on an exclusive basis, offer greater financial incentives, or cause less attention to be provided to us. If we are unable to maintain our agreements with current payment processors and disbursement partners, or if our disbursement partners are unable to provide satisfactory hours of operation in their network or an adequate number of money transfer disbursement locations, our ability to disburse transactions and our revenue and business may be harmed. In India, for example, in the event that our or our disbursement partner’s use of the Immediate Payment Service, or IMPS, platform to process money transfer transactions were curtailed or hindered, for regulatory reasons or otherwise, our ability to process bank deposits to accounts in India at desired service levels may be negatively impacted and our business may be harmed.

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

Our disbursement partners charge us disbursement fees which they have in the past and may in the future increase. Our disbursement partners may renegotiate disbursement fees for a variety of reasons including if they are dissatisfied with their revenue or if we are not providing them with enough transactions. U.S. federal, state or foreign governments could also mandate a payment processing or remittance tax, require additional taxes or fees to be imposed upon our customers, or otherwise impact the manner in which we provide our services. Any such taxes or increased fees could increase our operating costs, require us to provide additional disbursement collateral and reduce our profit margins.

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

We have in the past, and may again in the future, seek to grow our business by acquiring complementary businesses, products, services and technologies. For example, in January 2014, we acquired all of the outstanding equity of BlueKite, LTD, a Guatemala-based developer of solutions and applications for cross-border bill payment and mobile phone reload services.  In addition, we may evaluate and consider a wide array of potential strategic transactions as part of our overall business strategy, including business combinations, strategic investments and joint ventures. Any of these transactions involve significant challenges and risks, and may harm our business, results of operations and financial condition. Acquisitions in particular could require significant capital infusions and could involve many risks, including potential negative impact on our results of operations due to debt or other liabilities and costs incurred in connection with an acquisition, difficulties assimilating and integrating the acquired business, disruption of our ongoing business by diverting resources and distracting management, not realizing the expected benefits of the acquisition, announcements of operating results, revenue or guidance that are lower than expected and potential dilution of stockholders’ ownership in the event we issue equity securities to complete an acquisition. Integration of our recently-acquired business may be complex and costly, including risks and costs associated with complying with additional regulatory requirements and combining operations and employees. In addition, we may begin operations in countries in which the application of laws and regulations in the online or mobile context is subject to greater uncertainty and where there may be a higher incidence of corruption and fraudulent or unethical business practices than countries in which we are historically accustomed to operating. We may also enter new markets where we have no or limited direct prior experience or where competitors may have stronger market positions. It may take us longer than expected to fully realize the anticipated benefits of our acquisition of BlueKite, LTD, or future acquisitions or strategic transactions, and it is possible that those benefits will be smaller than anticipated, may not be realized at all or that the financial markets or investors will view the transactions negatively. In addition, even if successful, we cannot be sure that we will continue to effectively grow our headcount and product development in order to continue to realize the benefits of any strategic transaction, including our acquisition of BlueKite, LTD. We cannot assure you that we will be able to identify or consummate any future acquisition or strategic transaction on favorable terms, or at all.

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

Indian regulations may require us to file reports relating to suspicious transactions. If we are unable to file these reports in the required timeframes or in the appropriate manner, we may face penalties. Additionally, our subsidiary, buyindiaonline.com Inc., is also subject to U.S. federal regulations and has been subject to U.S. state regulations and to regulation in India in the past. Our subsidiary, Xoom Money Transfer Corporation, is a licensed money services business in Canada and is subject to licensing and other regulatory requirements in Canada, including the Proceeds of Crime (Money Laundering) and Terrorist Financing Act, or PCMLTFA, and legal and reporting obligations imposed by the Financial Transactions and Reports Analysis Center of Canada, or FINTRAC. We may also become subject to additional reporting, recordkeeping and anti-money laundering regulations as well as additional risks and obligations if we expand our business into new geographic regions.

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

The foregoing laws and regulations are constantly evolving, unclear and inconsistent across various jurisdictions, making compliance challenging. If we fail to update our compliance system to reflect legislative or regulatory developments or if our risk management systems and processes fail to properly identify and prevent suspicious or sanctioned transactions, we could incur penalties. New legislation, changes in laws or regulations, implementing rules and regulations, litigation, court rulings, changes in industry practices or standards, changes in systems rules or requirements or other similar events could expose us to increased compliance costs, liability, reputational damage, and could reduce the market value of our services or render them less profitable or obsolete.

Our business is subject to a variety of U.S. and foreign laws, many of which are unsettled and still developing, and many of which may contradict one another due to conflicting regulatory goals. Failure to comply with these laws could subject us to claims or otherwise harm our business.

Our service is subject to a variety of laws in the United States and abroad that are continuously evolving and developing, including laws regarding data retention, privacy, anti-spam, consumer protection, payment processing and money transfers. The scope and interpretation of the various laws that are or may be applicable to us are often uncertain and may be conflicting, particularly regarding laws outside the United States. For example, we are subject to regulatory requirements to assist in the prevention of money laundering and terrorist financing, such as the Bank Secrecy Act and, pursuant to these legal obligations and authorizations, we make information available to certain U.S. federal, state and local, as well as foreign, government agencies when required by law. As a result of particular concern with respect to terrorist financing, these agencies have increased their requests for such information from money service businesses in recent years. At the same time, there has been increased public attention regarding the use and disclosure of personal information, and regulatory authorities around the world are considering a number of legislative and regulatory proposals concerning data protection and consumer privacy and other matters that may be applicable to our business. The regulatory goals of preventing illegal activity, such as money laundering and terrorist financing, may conflict with the goal of protecting individual privacy. If federal, state or foreign governments or our disbursement partners changed requirements regarding the customer or recipient information we are required to collect, we may be unable to comply with such changes, or such changes could interfere with our ability to assess fraud or other risks, and our business could be harmed as a result. New laws and regulations may be enacted in connection with mobile transactions, including money transfers or bill payments that are performed via mobile phones. Further, as an employer, various U.S. federal, state and local, and foreign labor laws govern our relationship with our employees, contractors and other personnel, including employee classification and related withholding and other wage and benefit requirements for our employees in the U.S. and abroad.

Failure to comply with existing and future laws could result in fines, sanctions, penalties, litigation or other adverse consequences, loss of consumer confidence, and cause employee morale, productivity and retention to suffer, which could harm our results of operations, business and reputation. While we believe that we are compliant with our regulatory responsibilities, the legal, political and business environments in these areas are rapidly changing, and subsequent legislation, regulation, litigation, court rulings or other events could expose us to increased liability, increased operating costs to implement new measures to reduce our exposure to this liability and reputational damage.

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

We are subject to licensing and other requirements imposed by U.S. state regulators, the U.S. federal government, the Canadian government and the government of India. If we were found to be subject to or in violation of any laws or regulations governing money transmitters, we could lose our licenses, be subject to liability or be forced to change our business practices.

A number of states have enacted legislation regulating money transmitters. To date, we have obtained licenses to operate as a money transmitter in 46 U.S. states, the District of Columbia and Puerto Rico and have applied, or plan to apply, for money transmitter licenses in additional jurisdictions. Our subsidiary, Xoom Money Transfer Corporation, is a licensed money services business in Canada and is subject to licensing and other regulatory requirements in Canada, including the PCMLTFA and legal and reporting obligations imposed by FINTRAC. In addition, because our subsidiary, buyindiaonline.com Inc., was previously a regulated entity in both India and the State of Delaware, if regulators were to find buyindiaonline.com Inc. in violation of any applicable money services laws and regulations during the period in which it held such licenses, or find that it continues to be subject to and not compliant with applicable regulations, such liability would harm our business. We and buyindiaonline.com Inc. are also registered as money services businesses with FinCEN, although we do not expect to renew buyindiaonline.com Inc.’s FinCEN registration upon its expiration in 2015. As a licensed money transmitter, we are subject to bonding requirements, liquidity requirements, restrictions on our investment of customer funds, reporting requirements and inspection by state and foreign regulatory agencies. If our pending applications were denied or if additional states or jurisdictions require us to apply for a license, we could be forced to change our business practice or required to bear substantial cost to comply with the requirements of the additional states or jurisdictions. If we were found to be subject to and in violation of any banking or money services laws or regulations, we could be subject to liability or additional restrictions, such as increased liquidity requirements. In addition, our licenses could be revoked or we could be forced to cease doing business or change our practices in certain states or jurisdictions, or be required to obtain additional licenses or regulatory approvals that could impose a substantial cost on us. Regulators could also impose other regulatory orders and sanctions on us. Any change to our business practices that makes our service less attractive to customers or prohibits use of our services by residents of a particular jurisdiction could decrease our transaction volume and harm our business.

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

An active, liquid and orderly market for our common stock may not be sustained, which could depress the trading price of our common stock. The price of our common stock has been, and is likely to continue to be, volatile, which means that it could decline substantially within a short period of time. For example, since shares of our common stock were sold in our initial public offering in February 2013 at a price of $16.00 per share, our closing stock price has ranged from $13.79 to $35.27 through April 24, 2015. The trading price of our common stock may be subject to wide fluctuations in response to various factors, some of which are beyond our control, including:

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

ITEM 6. Exhibits

The exhibits listed below are filed or incorporated by reference as part of this report.

Exhibit Number	Description of Exhibits	Incorporated by Reference from Form	Incorporated by Reference from Exhibit Number	Date Filed
10.1	Form of Restricted Stock Unit Award Agreement	Filed herewith
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.	Filed herewith
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.	Filed herewith
32.1*	Certification of the Chief Executive Officer, pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act.	Furnished herewith
32.2*	Certification of the Chief Financial Officer, pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act.	Furnished herewith
101.INS	XBRL Instance Document	Filed herewith
101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith

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

Date: May 1, 2015	XOOM CORPORATION

	By:	/s/ Ryno Blignaut
Ryno Blignaut
Acting Chief Financial Officer and Chief Risk Officer (Principal Financial and Accounting Officer)

Exhibit Index

Exhibit Number	Description of Exhibits	Incorporated by Reference from Form	Incorporated by Reference from Exhibit Number	Date Filed
10.1	Form of Restricted Stock Unit Award Agreement	Filed herewith
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.	Filed herewith
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.	Filed herewith
32.1*	Certification of the Chief Executive Officer, pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act.	Furnished herewith
32.2*	Certification of the Chief Financial Officer, pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act.	Furnished herewith
101.INS	XBRL Instance Document	Filed herewith
101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith

*The certifications furnished in Exhibits 32.1 and 32.2 hereto are deemed to accompany this Quarterly Report on Form 10-Q and will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, except to the extent that the Registrant specifically incorporates it by reference.