Form 10-Q
period 2015-06-30
XOOM Corp
filed 2015-07-29
CIK 1315657

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

On July 24,  2015,  39,311,305 shares of the registrant’s Common Stock, $0.0001 par value, were issued and outstanding.

Xoom Corporation and Subsidiaries

PART I – Financial Information

ITEM 1. Financial Statements

XOOM CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets

(In thousands, except share and per share data)

	June 30,	December 31,
	2015	2014
	(unaudited)	(derived from audited financial statements)
Assets
Current assets:
Cash and cash equivalents	$81,613	$67,216
Disbursement prefunding	42,893	71,167
Short-term investments	105,382	111,777
Customer funds receivable	25,470	18,590
Prepaid expenses and other current assets	7,358	5,417
Total current assets	262,716	274,167
Non-current assets:
Property, equipment and software, net	15,406	15,670
Goodwill	9,032	9,032
Intangibles, net	4,710	5,129
Restricted cash	11,404	10,971
Other assets	751	755
Total assets	$304,019	$315,724
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$17,438	$14,533
Customer liabilities	19,815	11,540
Line of credit	—	28,000
Total current liabilities	37,253	54,073
Non-current liabilities:
Other non-current liabilities	6,289	5,885
Total liabilities	43,542	59,958
Commitments and Contingencies (Note 11)
Stockholders’ equity:
Common stock, $0.0001 par value, 500,000,000 shares authorized; issued and outstanding 39,304,758 and 38,592,808 shares at June 30, 2015 and December 31, 2014, respectively	4	4
Additional paid-in capital	347,451	339,169
Accumulated other comprehensive loss	(27)	(55)
Accumulated deficit	(86,951)	(83,352)
Total stockholders’ equity	260,477	255,766
Total liabilities and stockholders’ equity	$304,019	$315,724

See accompanying notes to consolidated financial statements.

XOOM CORPORATION AND SUBSIDIARIES

Consolidated Statements of Operations

(In thousands, except per share data)

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
	(unaudited)

Revenue	$46,327	$39,844	$90,745	75,782
Cost of revenue	13,349	12,977	25,382	22,555
Gross profit	32,978	26,867	65,363	53,227
Marketing	10,511	7,356	20,449	16,138
Technology and development	12,138	8,801	23,220	16,651
Customer service and operations	4,798	4,371	9,407	8,345
General and administrative	7,544	4,817	15,130	9,975
Total operating expense	34,991	25,345	68,206	51,109
Income (loss) from operations	(2,013)	1,522	(2,843)	2,118
Other income (expense):
Interest expense	(325)	(344)	(694)	(672)
Interest income	72	69	148	145
Other income (expense)	(18)	170	(130)	190
Income (loss) before income taxes	(2,284)	1,417	(3,519)	1,781
Provision for income taxes	52	19	80	31
Net income (loss)	$(2,336)	$1,398	$(3,599)	1,750
Net income (loss) per share:
Basic	$(0.06)	$0.04	$(0.09)	0.05
Diluted	$(0.06)	$0.03	$(0.09)	0.04
Weighted-average shares used to compute net income (loss) per share:
Basic	39,183	38,102	38,994	37,952
Diluted	39,183	41,622	38,994	41,667

See accompanying notes to consolidated financial statements.

XOOM CORPORATION AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

(In thousands)

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
	(unaudited)

Net income (loss)	$(2,336)	$1,398	$(3,599)	$1,750
Unrealized gain (loss) on marketable securities, net of taxes of $0	(12)	(4)	28	(9)
Total comprehensive income (loss)	$(2,348)	$1,394	$(3,571)	$1,741

See accompanying notes to consolidated financial statements.

XOOM CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(In thousands)

	Six months ended June 30,
	2015	2014
	(unaudited)
Cash flows from operating activities:
Net income (loss)	$(3,599)	$1,750
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Stock-based compensation	6,485	4,257
Depreciation and other amortization expense	2,368	1,619
Amortization of acquired intangible	407	407
Impairment charges and loss on disposal of long-lived assets	39	—
Amortization of net premium on investments	420	741
Amortization of warrant issuance costs	11	11
Changes in operating assets and liabilities:
Disbursement prefunding	28,273	(6,412)
Customer funds receivable	(6,880)	(8,685)
Prepaid expenses and other current assets	(1,828)	(918)
Other assets	(40)	235
Customer liabilities	8,276	10,601
Accounts payable and accrued expenses	3,066	767
Other non-current liabilities	403	1,420
Net cash provided by operating activities	37,401	5,793

Cash flows from investing activities:
Purchase of property, equipment and software	(2,249)	(4,460)
Purchase of short-term investments	(61,761)	(81,089)
Proceeds from sales and maturities of short-term investments	67,764	77,167
Cash paid in business combination, net of cash received	—	(8,874)
Change in restricted cash	(433)	(3,153)
Net cash provided by (used in) investing activities	3,321	(20,409)

Cash flows from financing activities:
Proceeds from exercise of common stock options	2,458	1,759
Excess tax benefit related to stock-based compensation	—	15
Taxes paid related to net share settlement	(783)	—
Net borrowings (repayments) under line of credit	(28,000)	—
Net cash provided by (used in) financing activities	(26,325)	1,774

Net increase (decrease) in cash and cash equivalents	14,397	(12,842)

Cash and cash equivalents, beginning of period	67,216	110,979
Cash and cash equivalents, end of period	$81,613	$98,137

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$120	$2
Cash paid for interest	$506	$474
Cash received from refund of income taxes	$17	$—
Supplemental disclosure of non-cash investing and financing activities:
Change in current liability in connection with acquisition of BlueKite, LTD	$—	$1,500
Issuance of common stock in connection with acquisition of BlueKite, LTD	$—	$4,470
Purchases of property and equipment in accounts payable and accrued expenses	$80	$1,220

See accompanying notes to consolidated financial statements.

Xoom Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(unaudited)

(1)  Business and Basis of Presentation

(a)  Business Overview

Xoom Corporation and its subsidiaries (together, “Xoom” or the “Company”) is a leader in the digital consumer-to-consumer international money transfer industry. Xoom provides its customers with fast and convenient ways to send money to, pay bills for and send prepaid mobile phone reloads to family and friends around the world using their bank account, credit card or debit card.  We offer money transfer services from the United States to 38 countries, cross-border bill payment services from the United States to five countries and prepaid mobile phone reload services in 22 countries.

Xoom was incorporated in California in June 2001 and reincorporated in Delaware in November 2012. The Company’s corporate headquarters is located in San Francisco, California.

(b)  Proposed Acquisition by PayPal, Inc.

On July 1, 2015, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with PayPal, Inc. (“Parent”), Timer Acquisition Corp., a wholly-owned subsidiary of Parent (“Merger Sub”), and PayPal Holdings, Inc., the ultimate parent entity of Parent and Merger Sub (“PayPal”). The Merger Agreement provides that upon the closing of the transaction, the Company will become a wholly-owned subsidiary of Parent (the “Merger”). Further details on the Merger and Merger Agreement are presented in Note (12) of the consolidated financial statements.

(c)  Basis of Presentation and Consolidation

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

The Company granted performance-based restricted stock units (“PSUs”) to certain employees in February 2015. The fair value of PSUs is equal to the closing market price of the Company’s common stock on the date of grant. The number of PSUs that will ultimately vest will range from 0% to 170% of the target amount depending on the actual level of achievement within the specified performance bands. The performance condition will be evaluated quarterly to determine the probable level of achievement within specified performance bands as defined in the PSU agreement. The corresponding amount of stock-based compensation expense related to PSUs is amortized over a graded vesting period of three years.  Changes in the quarterly estimate of probable achievement impact the total amount of stock-based compensation expense on a cumulative basis.

 (d) Recently Issued Accounting Guidance

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

In April 2015, the FASB issued ASU No. 2015-05, "Customer's Accounting for Fees Paid in a Cloud Computing Arrangement," which provides guidance to customers about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, then the customer should account for the software license element of the arrangement consistent with the acquisition of other software license. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. The guidance will not change U.S. GAAP for a customer's accounting for service contracts. The new standard is effective for fiscal years, and interim periods within those years, beginning after December 15, 2015, with the option of applying the guidance prospectively or retrospectively. Early adoption is permitted. The Company is evaluating the impact of this accounting guidance on its consolidated financial statements.

In May 2015, the FASB issued ASU No. 2015-07, “Disclosures for Investments in Certain Entities that Calculate Net Asset Value Per Share (or its Equivalent),” which removes the requirement to categorize within the fair value hierarchy all investments for which fair values are estimated using the net asset value per share (“NAV”) provided by ASC 820, Fair Value Measurement. The ASU also removes the requirement to make certain disclosures for all investments that are eligible to be measured at fair value using NAV. Those disclosures are limited to investments for which the entity has elected to measure the fair value using that practical expedient. This ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2015, with retrospective application to all periods presented. Early adoption is permitted. The Company elected to early adopt ASU No. 2015-07 in the current quarter. Because the Company measures money market funds using NAV, the assignment of fair value hierarchy to money market funds has been removed in all periods presented in these consolidated interim financial statements.

(2)  Short-term Investments

Short-term investments, classified as available for sale, are stated at fair value. Determination of the fair values of each short-term investment is further discussed in Note (3) below.

As of June 30, 2015, the fair value of the Company’s short-term investments was as follows (in thousands):

	June 30, 2015
	Amortized cost	Unrealized gains	Unrealized loss	Fair value
	(unaudited)
U.S. agency notes	$36,617	$4	$(3)	$36,618
Corporate bonds	36,998	1	(31)	36,968
Commercial paper	24,794	2	—	24,796
Marketable securities	98,409	7	(34)	98,382
Certificates of deposit	7,000	—	—	7,000
Total short-term investments	$105,409	$7	$(34)	$105,382

As of December 31, 2014, the fair value of the Company’s short-term investments was as follows (in thousands):

	December 31, 2014
	Amortized cost	Unrealized gains	Unrealized loss	Fair value
U.S. agency notes	$33,489	$—	$(13)	$33,476
Corporate bonds	44,025	3	(44)	43,984
Commercial paper	31,318	—	(1)	31,317
Marketable securities	108,832	3	(58)	108,777
Certificates of deposit	3,000	—	—	3,000
Total short-term investments	$111,832	$3	$(58)	$111,777

The Company considers any declines in the market value of its marketable securities to be temporary in nature and does not consider any of its investments other-than-temporarily impaired. When evaluating an investment for other-than-temporary impairment, the Company reviews factors such as the length of time and extent to which fair value has been below its cost basis, the financial condition of the issuer, changes in market interest rates, the Company’s intent to sell, and/or whether it is more likely than not that the Company will be required to sell the investment before recovery of the investment’s cost basis. During the periods presented, the Company did not recognize any other-than-temporary impairment charges. The maturity period of the Company’s available for sale securities is within one year.

(3)  Fair Value Measurements

Fair value is an exit price, defined as the amount that would be received from the sale of an asset or paid to transfer a liability in an orderly transaction between market participants. The authoritative guidance on fair value measurements establishes a consistent framework for measuring fair value on either a recurring or nonrecurring basis whereby inputs, used in valuation techniques, are assigned a hierarchical level.

The following three levels of inputs are used to measure fair value:

Level 1: Quoted prices in active markets for identical assets or liabilities.

Level 2: Quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, inputs other than quoted prices that are observable for the asset or liability and market-corroborated inputs.

Level 3: Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. Level 3 assets and liabilities include items where the determination of fair value requires significant management judgment or estimation.

Cash equivalents and short-term investments are measured at fair value on a recurring basis. The following table indicates the fair value hierarchy of the valuation for the Company’s cash equivalents and short-term investments, except money market funds which are valued using NAV and are not required to be assigned with a fair value hierarchy level according to ASU 2015-07 (in thousands):

	June 30,	Fair Value Measured Using
	2015	Level 1	Level 2	Level 3
	(unaudited)
Cash equivalents:
Money market funds (1)	$27,711
Corporate bonds	897	—	897	—
Commercial paper	3,899	—	3,899	—
Total	$32,507	$—	$4,796	$—

Short-term investments:
U.S. agency notes	$36,618	—	36,618	—
Corporate bonds	36,968	—	36,968	—
Commercial paper	24,796	—	24,796	—
Certificates of deposit	7,000	—	7,000	—
Total	$105,382	$—	$105,382	$—

	December 31,	Fair Value Measured Using
	2014	Level 1	Level 2	Level 3
Cash equivalents:
Money market funds (1)	$37,544
U.S. agency notes	101	$—	$101	$—
Corporate bonds	200	—	200	—
Commercial paper	3,000	—	3,000	—
Total	$40,845	$—	$3,301	$—

Short-term investments:
U.S. agency notes	$33,476	—	33,476	—
Corporate bonds	43,984	—	43,984	—
Commercial paper	31,317	—	31,317	—
Certificates of deposit	3,000	—	3,000	—
Total	$111,777	$—	$111,777	$—

(1)	A fair value hierarchy level was not assigned because money market funds were measured at fair value using NAV.

The Company obtains the fair value of all the financial instruments in the table above, except the certificates of deposit, from the Company’s investment banks. The investment banks may use quoted market prices for identical or comparable instruments, or inputs other than quoted prices that are directly or indirectly observable. The investment banks gather quoted market prices and observable inputs for the Company’s financial instruments from a variety of industry data providers. The Company performs independent testing to validate the reasonableness of fair values provided by the investment banks. The fair value of certificates of deposit is discussed with other financial instruments in the paragraphs below.

The fair values of Level 2 financial instruments were derived from nonbinding market consensus prices that are corroborated by observable market data, quoted market prices for similar instruments or pricing models. There were no material changes in the valuation techniques utilized during any of the periods presented. There were no transfers between Level 1 and Level 2 assets during any of the periods presented.

For certain financial instruments on the consolidated balance sheets, book values approximate fair values due to their short-term, highly liquid nature. Such instruments generally include cash, restricted cash, disbursement prefunding, certificates of deposit, customer funds receivables, prepaid and other current assets, lines of credit, customer liabilities, and accounts payable and accrued liabilities as disclosed in Note (6) below. The fair value of all of these instruments would be categorized as Level 2 of the fair value hierarchy, with the exception of cash which would be categorized as Level 1.

Certain non-financial assets are measured at fair value on a nonrecurring basis when an impairment charge is recognized. These assets include property, plant and equipment, intangible assets and goodwill. These assets are subject to fair value adjustments in certain circumstances, such as when there is evidence of impairment. If measured at fair value in the consolidated balance sheets, these would generally be classified as Level 3 of the fair value hierarchy.

(4)  Property, Equipment and Software, Net

The following is a summary of property, equipment and software at cost, less accumulated depreciation and amortization (in thousands):

	June 30,	December 31,
	2015	2014
	(unaudited)

Office furniture and equipment	$9,764	$8,723
Software	6,920	6,004
Leasehold improvements	9,139	9,034
Total	25,823	23,761
Less: accumulated depreciation	(10,417)	(8,091)
Property, equipment and software, net	$15,406	$15,670

Depreciation and amortization expense of $1.2 million and $2.4 million were recorded for the three and six months ended June 30, 2015, respectively. Depreciation and amortization expense of $0.8 million and $1.6 million were recorded for the three and six months ended June 30, 2014, respectively.

(5)  Goodwill and Other Intangible Assets

In connection with the acquisition of BlueKite, LTD (the “BlueKite Acquisition”) on January 10, 2014, the Company recorded $9.0 million of goodwill and $5.7 million of developed technology. There were no changes in the carrying amount of goodwill during the three and six months ended June 30, 2015.  Developed technology is classified as an intangible asset and is being amortized on a straight-line basis over an estimated useful life of seven years.

As of June 30, 2015 and December 31, 2014, the gross accumulated amortization of the developed technology asset was $1.2 million and $0.8 million, respectively.

Amortization expense related to the acquired intangible asset for both the three-month periods ended June 30, 2015 and 2014 was $0.2 million, and for both the six-month periods ended June 30, 2015 and 2014 was $0.4 million, and was included in technology and development expense in the consolidated statements of operations.

(6)  Accounts Payable and Accrued Expenses

The following is a summary of accounts payable and accrued expenses (in thousands):

	June 30,	December 31,
	2015	2014
	(unaudited)

Accounts payable	$1,965	$979
Accrued processing and disbursement costs	2,913	2,793
Accrued marketing expense	2,402	3,421
BlueKite Acquisition holdback liability	1,500	1,500
Accrued professional services	3,144	1,294
Disbursement payable	1,391	291
Accrued payroll and employee benefits	1,824	1,307
Other accrued expenses	2,299	2,948
Total accounts payable and accrued expenses	$17,438	$14,533

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

(unaudited)
Balance as of December 31, 2014	$189
Additions to expense	6,249
Losses incurred, net of recoveries	(6,098)
Balance as of June 30, 2015	$340

(7)  Line of Credit

In September 2013, the Company entered into an Amended and Restated Credit Agreement (the “Restated Loan Agreement”) with Silicon Valley Bank (“SVB”) and other lenders. The Restated Loan Agreement added additional lenders, increased the available borrowing amount to $150.0 million through September 2016 and changed certain of the financial provisions. The Company is required to repay the outstanding principal balance under the line of credit in full at least once every eight business days. Under the Restated Loan Agreement, the Company pays a fee of 0.50% per annum for the daily unused portions of the line of credit. The interest rate at June 30, 2015 and December 31, 2014 was 4.25%. In 2013, the Company paid SVB a one-time commitment fee of $430,000 and  a one-time arrangement fee of 0.30% of the amount available under the line of credit. These expenses are being amortized over the period of the Restated Loan Agreement.  In addition, the Company pays an annual administration fee of $45,000.

SVB issued a standby letter of credit for $15.0 million which satisfied an additional collateral requirement to maintain the Company’s India operations. SVB issued a $3.9 million letter of credit in January 2014 as a security deposit for the Company’s office lease.

As of June 30, 2015, the Company had $131.1 million available under its $150.0 million line of credit, reflecting $18.9 million reserved under the two letters of credit. There was zero outstanding under the line of credit as of June 30, 2015. As of December 31, 2014, the Company had $103.1 million available under its $150.0 million line of credit, reflecting $28.0 million outstanding under the line of credit and $18.9 million reserved under the two letters of credit.

(8)  Income Taxes

The Company’s income tax provisions for the three months ended June 30, 2015 and 2014 were $52,000 and $19,000, respectively, and the income tax provisions for the six months ended June 30, 2015 and 2014 were $80,000 and $31,000, respectively, which were primarily attributable to U.S. state and foreign income taxes.

The Company’s effective income tax rates were (2.3%) and 1.3% for the three months ended June 30, 2015 and 2014, respectively, and (2.3%) and 1.7% for the six months ended June 30, 2015 and 2014, respectively. Calculation of the effective tax rate for both periods includes a non-cash valuation allowance recorded against the Company’s deferred tax assets, which partially offsets a tax benefit resulting from the operating loss generated in the period.

(9)  Stock-based Compensation

The Company may grant stock options to purchase shares of its common stock, restricted stock units (“RSUs”), performance-based restricted stock units (“PSUs”) or common stock awards to its employees and non-employee directors. Stock‑based compensation expense included in the Company’s consolidated statements of operations during the periods presented is as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
	(unaudited)
Stock-based compensation expense:
Marketing	$304	$266	$655	$499
Technology and development	1,121	787	2,180	1,406
Customer service and operations	294	209	602	402
General and administrative	1,531	1,071	3,048	1,950
Total stock-based compensation	$3,250	$2,333	$6,485	$4,257

(a)  Stock Options

The fair value of options granted was estimated at the date of the grant using a Black-Scholes option-pricing model. The following table presents the weighted-average assumptions used in estimating the fair value of options granted during the periods presented:

	Three months ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(unaudited)
Expected term (in years)	5.8	5.6	6.0	6.2
Risk-free interest rate	1.67%	1.67%	1.65%	2.03%
Dividend yield	None	None	None	None
Volatility rate	45%	36%	35%	43%

The Company’s common stock has been publicly traded for over two years, which has provided a history of the Company’s share price and volatility. As part of its continuous review of the key assumptions in the Black-Scholes option-pricing model, the Company phased in its own historical volatility to estimate its expected volatility based on the Company’s historical share prices. For the options with expected terms of less than the Company’s tenure as a publicly-traded company, a weighting equal to the division of the length of the Company’s public tenure over the expected term of stock options was assigned to the Company’s historical volatility. The remaining weightings were assigned based on the average of comparable public companies’ historical volatilities.

The following table presents the stock option activity and related information for the six months ended June 30, 2015:

		Weighted-	Weighted-	Aggregate
		Average	Average	Intrinsic
	Options	Exercise	Contractual Term	Value
	Outstanding	Price	(In Years)	(in Millions)
	(unaudited)
Outstanding as of December 31, 2014	6,132,641	$11.62	6.17	$50.4
Granted	685,690	16.27
Exercised (1)	(590,479)	4.24
Forfeited or cancelled	(303,135)	15.98
Outstanding as of June 30, 2015	5,924,717	$12.67	6.21	$57.8
Exercisable as of June 30, 2015	3,695,958	$9.42	4.99	$46.3
Vested and expected to vest as of June 30, 2015	5,892,328	$12.63	6.20	$57.6

(1) Exercised options in the table above included both settled and unsettled exercises during the six months ended June 30, 2015.

The following table presents the total intrinsic value of stock options exercised and the weighted-average grant date fair value of stock options granted for the periods presented:

	Three months ended June 30,		Six months ended June 30,
(In millions except per share data)	2015	2014	2015	2014
	(unaudited)		(unaudited)
Total intrinsic value of stock options exercised	$3.5	$3.6	$7.3	$11.4
Weighted-average per share grant date fair value of stock options granted	$8.43	$7.99	$6.02	$11.71

As of June 30, 2015, there was $16.0 million of total unrecognized compensation expense related to option grants, which is expected to be recognized over a weighted-average remaining period of 2.5 years.

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

The following table shows a summary of RSU and PSU activity for the six months ended June 30, 2015:

	RSUs		PSUs
		Weighted-			Weighted-
		Average			Average
		Grant Date			Grant Date
(unaudited)	Shares	Fair Value	Shares		Fair Value
Unvested as of December 31, 2014	497,020	$19.40	—		$—
Granted	580,957	17.55	86,580	(1)	15.71
Vested	(102,407)	17.77	—		—
Forfeited	(76,715)	18.64	—		—
Unvested as of June 30, 2015	898,855	$18.45	86,580		$15.71

(1) Estimated shares are based on the expectation of achievement within the specified performance bands as of June 30, 2015.

The following table presents the total fair value and the aggregate intrinsic value of RSUs vested and the weighted-average grant date fair value of RSUs granted for the periods presented:

	RSUs
	Three months ended June 30,		Six months ended June 30,
(In millions, except per share data)	2015	2014	2015	2014
	(unaudited)		(unaudited)
Total fair value of shares vested	$1.4	$—	$1.8	$—
Total aggregate intrinsic value of shares vested	$1.60	$—	$2.16	$—
Weighted-average per share grant date fair value of shares granted	$18.28	$17.92	$17.55	$19.41

The weighted-average per share grant-date fair value of PSUs granted was $15.71 during the six months ended June 30, 2015. There were no PSUs granted during the three months ended June 30, 2015.  No PSUs vested during any of the periods presented.

As of June 30, 2015, there was $14.0 million of total unrecognized compensation expense related to RSUs, which is expected to be recognized over a weighted-average remaining period of 3.2 years. Based on estimated level of achievement as of June 30, 2015, there was $1.0 million of total unrecognized compensation expense related to PSUs, which is expected to be recognized over a weighted-average remaining period of 1.7 years.

(10)  Earnings Per Share

Basic earnings (loss) per share (“EPS”) is computed by dividing the net income (loss) by the weighted-average number of shares of common stock outstanding during the period.  Diluted EPS is computed using the weighted-average number of shares of common stock outstanding during the period and, when dilutive, potential common shares outstanding during the period. Potential common shares consist of incremental shares issuable upon the assumed exercise of stock options, preferred stock, unvested RSUs and PSUs, and contingent consideration related to the BlueKite Acquisition. The estimated shares of PSUs are excluded in the diluted EPS calculation as the performance conditions were not met by the end of this period.

The following table presents the calculation of earnings (loss) per share (in thousands, except per share data):

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
	(unaudited)
Basic earnings (loss) per share:
Numerator:
Net income (loss)	$(2,336)	$1,398	$(3,599)	$1,750
Denominator:
Weighted-average common shares	39,183	38,102	38,994	37,952
Basic earnings (loss) per share	$(0.06)	$0.04	$(0.09)	$0.05

Diluted earnings per share:
Numerator:
Net income (loss)	$(2,336)	$1,398	$(3,599)	$1,750
Denominator:
Weighted-average common shares	39,183	38,102	38,994	37,952
Weighted-average dilutive stock options and RSUs	—	3,432	—	3,632
Contingent stock due to BlueKite Acquisition	—	88	—	83
Weighted-average common shares and equivalents	39,183	41,622	38,994	41,667
Diluted earnings (loss) per share	$(0.06)	$0.03	$(0.09)	$0.04

The following securities have been excluded from the calculation of diluted earnings (loss) per share of common stock for the periods presented because their effect would have been anti-dilutive (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
	(unaudited)
Stock options outstanding	5,932	1,947	6,060	1,911
Unvested RSUs	899	32	753	35
Contingent stock due to BlueKite Acquisition	44	—	44	—
Total common stock equivalents	6,875	1,979	6,857	1,946

(11)  Commitments and Contingencies

(a)  Operating Leases

Pursuant to the terms of the lease agreement for the Company’s corporate headquarters, the Company took possession of additional office space in the same building in February 2015. The term of the lease for the additional space will expire in 2024.

 (b)  Litigation

The Company is involved from time to time in various legal proceedings in the normal course of business that individually or in the aggregate would not have a material effect on its results of operations or financial position. On January 6, 2015, the Company, John Kunze and Ryno Blignaut were sued in a putative class action lawsuit, captioned Alexander Liu v. Xoom Corporation, et al., Case No. CGC-15-543531, filed in San Francisco Superior Court by purported stockholders of the Company, in connection with its January 5, 2015 announcement that the Company was the victim of criminal fraud resulting in the transfer of $30.8 million in corporate cash to overseas accounts. On February 6, 2015, the lawsuit was removed to federal court in the

Northern District of California, and assigned the case number 5:15-cv-00602-LHK. On March 11, 2015, the Company, John Kunze and Ryno Blignaut were sued in a putative class action lawsuit captioned Patrick Andrew Barrett v. Xoom Corp., et al., Case No. CGC-15-544655, also filed in San Francisco Superior Court by purported stockholders of the Company. On March 20, 2015, the lawsuit was removed to federal court in the Northern District of California, and assigned the case number 5:15-cv-01319. On June 25, 2015, the federal court remanded the Liu and Barrett actions back to the San Francisco Superior Court.

The Liu and Barrett lawsuits allege that the Company and Messrs. Kunze and Blignaut violated federal securities laws by misrepresenting and/or omitting information in the offering materials distributed in connection with the Company’s February 2013 initial public offering.  The lawsuits seek unspecified damages and attorneys’ fees and costs.

Between July 8, 2015 and July 13, 2015, four purported class action lawsuits were filed against Xoom and its directors, PayPal, Inc., Timer Acquisition Corp. and PayPal Holdings, Inc. in connection with the proposed Merger between Xoom and PayPal in the Delaware Chancery Court, captioned Booth Family Trust v. Xoom Corporation et al., C.A. No. 11263 (July, 8, 2015), King v. Xoom Corporation et al., C.A. No. 11273 (July 9, 2015), Beverly v. Kunze et al., C.A. No. 11285 (July 13, 2015) and Torres v. Xoom Corporation et al., C.A. No. 11301 (July 16, 2015).  On July 17, 2015, the Delaware Court of chancery issued an order consolidating all of the actions into one matter captioned In re Xoom Corporation Stockholder Litigation, Consolidated C.A. No. 11263-VCP.

The lawsuits allege that Xoom’s directors breached their fiduciary duties to Xoom stockholders, and that the other defendants aided and abetted such breaches, by seeking to sell Xoom through an allegedly unfair process and for an unfair price and on unfair terms.  The lawsuits seek, among other things, equitable relief that would enjoin the consummation of the Merger, rescission of the Merger Agreement (to the extent it has already been implemented) or rescissory damages, and attorneys’ fees and costs.  The King and Beverly actions further seek an order directing the defendants to account for alleged damages suffered by the plaintiffs and the purported class as a result of the defendants’ alleged wrongdoing.

Although the ultimate outcome of litigation cannot be predicted with certainty, the Company believes that these lawsuits are without merit and intends to defend against the actions vigorously.  The Company believes that any liability resulting from these lawsuits will not have a material adverse effect on its business, financial condition or results of operations.

(c)  Merger Agreement

The Company incurred $1.3 million of Merger-related expenses during the three months ended June 30, 2015 and expects to incur an additional $6.8 million in Merger-related expenses that are not contingent upon the closing of the Merger.  A majority of these expenses will be recognized during the period ending September 30, 2015. In addition, should the Merger close, the Company expects to incur additional expenses of approximately $16.6 million in connection with closing.  Total Merger-related expenses, contingent and non-contingent, are anticipated to be approximately $24.7 million.

(12) Subsequent Event

On July 1, 2015, the Company entered into the Merger Agreement with Parent, Merger Sub and PayPal, pursuant to which, subject to satisfaction or waiver of the conditions therein, Merger Sub will merge with and into the Company, with the Company surviving the Merger as a wholly owned subsidiary of Parent.

Subject to the terms of the Merger Agreement, which has been unanimously approved by the board of directors of the Company, at the effective time of the Merger (the “Effective Time”), each share of Company common stock issued and outstanding immediately prior to the Effective Time (other than shares owned by PayPal or any of its subsidiaries, shares held by the Company as treasury stock, and shares held by stockholders who have perfected their statutory rights of appraisal under Section 262 of the Delaware General Corporation Law), will be converted into the right to receive $25.00 in cash, without interest (the “Merger Consideration”). The board of directors of the Company has unanimously adopted resolutions recommending the adoption of the Merger Agreement by the Company’s stockholders, and has agreed to hold a stockholder meeting to consider and vote upon the adoption of the Merger Agreement.

The Merger is conditioned upon the approval by the stockholders of the Company, the expiration or early termination of the applicable pre-merger waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, the receipt of certain consents relating to the Company’s money transmitter licenses and other customary closing conditions. The obligation of each party to consummate the Merger is also conditioned upon the other party’s representations and warranties being true and correct (subject to certain materiality exceptions), the other party having performed in all material respects its obligations under the Merger Agreement and the Company having not suffered a material adverse effect.

The Merger Agreement contains certain termination rights for both the Company and Parent, and provides that, upon termination of the Merger Agreement under specified circumstances, the Company may be required to pay Parent a termination fee of approximately $29.9 million, including if it accepts a superior acquisition proposal.

Concurrently with entering into the Merger Agreement, the directors and executive officers of the Company and certain entities affiliated with Sequoia Capital entered into voting and support agreements with Parent (collectively, the “Voting Agreements”) pursuant to which they agreed, among other things, to vote their shares of the Company common stock for the adoption of the Merger Agreement and against any alternative proposal and against any action or agreement that would frustrate the purposes of, or prevent or delay the consummation of, the transactions contemplated by the Merger Agreement. As of the date hereof, such directors and executive officers and entities affiliated with Sequoia Capital collectively owned, in the aggregate, approximately 18% of the Company’s outstanding common stock. The Voting Agreements terminate upon the termination of the Merger Agreement in accordance with its terms, including if the Company accepts a superior acquisition proposal.

For further information on the Merger and the Merger Agreement, please refer to the Current Report on Form 8-K filed by the Company on July 1, 2015 and the Merger Agreement and other documents filed as exhibits thereto. The foregoing description of the Merger does not purport to be complete, is subject to, and is qualified in its entirety by reference to, the Merger Agreement.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis is intended to provide greater details of our results of operations and financial condition and should be read in conjunction with our consolidated financial statements and the notes thereto included elsewhere in this document.  Certain statements in this Quarterly Report constitute forward-looking statements and as such, involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. Such forward-looking statements include any expectation of earnings, revenues or other financial items; any statements of the plans, strategies and objectives of management for future operations, including the Merger and Merger Agreement; any statements related to our ability to forecast demand for our services; statements related to competition; factors that may affect our operating results and business; statements related to security of our product offerings and customer information; statements related to enhancements of existing services and our growth; our anticipated cash needs and our estimates regarding our operating and capital requirements and our needs for additional financing; our disclosure controls and procedures; statements related to intellectual property; statements related to legal proceedings; statements related to recruiting and retaining employees; statements related to future capital expenditures; statements related to future economic conditions or performance; statements as to industry trends; statements related to our and our disbursement partners’ ability to comply with current and future regulations; statements related to our stock; and other matters that do not relate strictly to historical facts or statements of assumptions underlying any of the foregoing.  These statements are often identified by the use of words such as “anticipate”, “believe”, “consider”, “continue”, “could”, “estimate”, “expect”, “intend”, “may”, “plan” or “will” and similar expressions or variations.   Such forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements.  Factors that could cause or contribute to such differences include, but are not limited to those discussed in the section titled “Risk Factors” included in Item 1A of Part II of this Quarterly Report on Form 10-Q, and the risks discussed in our Annual Report and other filings with the SEC. We urge you to consider these factors carefully in evaluating the forward-looking statements contained in this Quarterly Report on Form 10-Q.  These statements are based on the beliefs and assumptions of our management based on information currently available to management.  The forward-looking statements included in this Quarterly Report are made only as of the date of this Quarterly Report.  All subsequent written or oral forward-looking statements attributable to our company or persons acting on our behalf are expressly qualified in their entirety by these cautionary statements.  We do not undertake, and specifically disclaim, any obligation to update any forward-looking statements to reflect the occurrence of events or circumstances after the date of such statements except as required by law.

Overview

We are a leader in the digital consumer-to-consumer international money transfer industry. Our customers use Xoom to send money to, pay bills for and send prepaid mobile phone reloads for family and friends around the world. We offer money transfer services from the United States to 38 countries, cross-border bill payment services from the United States to five countries and prepaid mobile phone reload services in 22 countries. Since January 1, 2010, our customers have used Xoom to send $21.6 billion, including $3.4 billion for the six months ended June 30, 2015. We believe we create significant value for our customers by providing a convenient, fast and cost-effective solution for international money transfers, cross-border bill payments and prepaid mobile phone reload services.

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

We believe our business model is characterized by predictable and recurring revenue from our large and growing base of new and repeat customers.  Revenue from our repeat customers continued to be over 90% of our total revenue for the six months ended June 30, 2015. During the six months ended June 30, 2015, we continued to experience revenue growth as compared to the same period in 2014 as our active customers expanded.  Revenue increased to $90.7 million for the six months ended June 30, 2015 from $75.8 million for the six months ended June 30, 2014.

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

During the six months ended June 30, 2015,  62% of our transactions were sent via mobile devices as compared to 47% in the same period in the prior year. During the six months ended June 30, 2015, 62% of our active customers sent a transaction from a mobile device, as compared to 51% in the same period in the prior year. During the six months ended June 30, 2015, more than $1.4 billion of our gross sending volume was sent from mobile devices which represented growth of approximately 41% compared to the same period in the prior year.

During the three months ended June 30, 2015, we launched the following new initiatives to enhance our customer experience and expand our reach in new markets:

•

Expansion into Sri Lanka through our partnership with Sampath Bank, one of the largest banks in Sri Lanka, which enables Xoom customers to instantly deposit funds into Sampath Bank accounts in Sri Lanka and to deposit funds to other banks in Sri Lanka, including Hatton National Bank, Bank of Ceylon, Peoples Bank, Commercial Bank, and more.

•	Expansion into Austria, Belgium, Greece and Portugal, with bank deposit services to various banks in these countries.
•

Introduction of Xoom Mobile Reload, a service which allows customers to instantly send airtime credit online from the U.S. to prepaid mobile phones in 22 countries, including India, Mexico and the Philippines.

On July 1, 2015, we entered into an Agreement and Plan of Merger, or the Merger Agreement, under which PayPal, Inc. will acquire us for $25 per share in cash, or the Merger. The Merger was unanimously approved by the Boards of Directors of both companies, as well as the Board of Directors of eBay Inc., PayPal, Inc.'s parent company on the date of the Merger Agreement.

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

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Gross Sending Volume (in thousands)	$1,727,534	$1,805,342	$3,398,981	$3,382,033
Transactions	3,880,264	3,192,199	7,432,541	6,088,838
Active Customers	1,381,175	1,195,425	1,381,175	1,195,425
Gross Additional Customers	157,803	153,961	313,922	290,370
Cost Per Acquisition of a Gross Additional Customer	$53	$44	$52	$46
Adjusted EBITDA (in thousands)	$3,903	$5,068	$7,641	$8,591

Gross Sending Volume.  We define gross sending volume, or GSV, as the total principal amount of funds sent by our customers in a given period for money transfers, bill payments and prepaid mobile phone reloads, excluding our fees. A percentage of GSV does not ultimately get paid out to recipients due to a variety of reasons, most notably customer cancellations, our risk management decisions and customer error. In the periods presented, this percentage has ranged from 2.37% to 3.42%. Our GSV decreased 4% for the three months ended June 30, 2015 and increased 1% for the six months ended June 30, 2015, compared to the same periods in the prior year.  The amount sent by some of our customers depends in large part on the value of the local currency relative to the U.S. dollar. The decrease in GSV for the three months ended June 30, 2015 was largely due to increasing competition in our industry, especially in India, one of our major recipient countries.

Our foreign exchange spreads vary by country, but have typically ranged from approximately 1% to 3% of a transaction’s principal send amount.  Toward the end of the second quarter of 2015, we began testing lower foreign exchange spreads for our Indian business, where we face strong competition. These tests have included foreign exchange spreads below our historical range.  We expect to continue to test lower foreign exchange spreads to India, with the goal of increasing GSV to India.  Lower foreign exchange spreads will impact our margins and may also affect revenue.

Transactions.  This represents the total number of transactions sent by our customers in a given period.  A small percentage of transactions do not ultimately get paid out to recipients due to a variety of reasons, most notably customer cancellations, our risk management decisions and customer error.  Our transactions increased 22% for both the three and six months ended June 30, 2015, as compared to the same periods in the prior year. The increase in the number of transactions in the three months ended June 30, 2015 was higher than the growth in GSV due to a higher percentage of transactions to countries with a lower average transaction amount.

Active Customers.  We define active customers as the number of customers who have sent at least one transaction during a trailing twelve month period.  A gross additional customer with one transaction during a trailing twelve month period would also be included as an active customer in the same period.  Our active customers increased 16% for the six months ended June 30, 2015 compared to the same period in the prior year.

Gross Additional Customers. We define gross additional customers as customers who, during a given period, have sent their first transaction in a trailing twelve month period. As more fully described in our Annual Report, gross additional customers include both new customers and win-back customers. A gross additional customer can only be counted as a gross additional customer once in twelve months. Our gross additional customer growth increased 2%  and 8% for the three and six months ended June 30, 2015, respectively, compared to the same periods in the prior year.

Cost Per Acquisition of a Gross Additional Customer. We calculate cost per acquisition of a gross additional customer in a reporting period as direct marketing cost, a portion of which is reflected in our cost of revenue, divided by gross additional customers added in a given period. Our direct marketing cost does not include indirect marketing costs that are included in our marketing expense line item in our consolidated statements of operations. Examples of our indirect marketing costs include personnel-related costs, including stock-based compensation, and creative production costs.

Adjusted EBITDA.  Adjusted EBITDA is a non-GAAP financial measure that we calculate as net income (loss) adjusted for (benefit) provision for income taxes, interest expense, interest income, amortization of acquired intangible asset, depreciation and other amortization expense, stock-based compensation and Merger-related cost. Depreciation and other amortization expense includes impairment charges and loss on disposal of long-lived assets. We excluded the Merger-related cost because this cost is  a unique expenditure outside of the normal course of our business operations. We believe that adjusted EBITDA provides useful information to investors in understanding and evaluating our business in the same manner as our management and board of directors. Non-GAAP financial measures should be considered supplemental in nature and are not meant as a substitute for the related financial information prepared in accordance with GAAP. The following table presents a reconciliation of adjusted EBITDA for each of the periods presented (unaudited):

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
	(in thousands)
Reconciliation of Adjusted EBITDA:
Net income (loss)	$(2,336)	$1,398	$(3,599)	$1,750
Provision for income taxes	52	19	80	31
Interest expense	325	344	694	672
Interest income	(72)	(69)	(148)	(145)
Amortization of acquired intangible	203	203	407	407
Depreciation and other amortization expense	1,166	840	2,407	1,619
Stock-based compensation	3,250	2,333	6,485	4,257
Merger-related cost	1,315	—	1,315	—
Adjusted EBITDA	$3,903	$5,068	$7,641	$8,591

Basis of Presentation

Revenue.  We generate revenue from transaction fees charged to customers, and foreign exchange spreads on transactions where the payout currency is other than U.S. dollars. Our revenue is derived from each transaction and may vary based on the size of the transaction, the types of service, the funding method used, the currency to ultimately be disbursed and the country to which the funds are transferred and whether the transaction is a money transfer, cross-border bill payment or prepaid mobile phone reload. For example, revenue contribution from new services such as Xoom Bill Pay or Xoom Mobile Reload has been limited since the recent launches of these new products. Revenue is recognized when we accept the transaction for processing, net of cancellations and refunds. Revenue growth will depend on our ability to retain existing active customers and grow our active customer base by attracting more gross additional customers.

Our foreign exchange revenue is derived from the difference between our cost to buy local currency and the price at which we sell the currency, referred to as our foreign exchange spread. Our foreign exchange spreads vary by country, but have historically ranged from approximately 1% to 3% of a transaction’s principal send amount.  Toward the end of the second quarter of 2015, we began testing lower foreign exchange spreads for our Indian business, where we face strong competition. These tests have included foreign exchange spreads below our historical range.  We expect to continue to test lower foreign exchange spreads to India, with the goal of increasing GSV to India.  Lower foreign exchange spreads will impact our margins and may also affect revenue.

Cost of Revenue.  Our cost of revenue includes fees paid to disbursement partners for paying funds to the recipient, paying bills to utility providers or processing mobile phone reloads, provision for transaction losses, fees paid to payment processors for funding transactions and the costs of certain promotional activities to acquire gross additional customers, including referees as described below under “—Marketing Expense.” We expect our cost of revenue to increase on an absolute basis for the foreseeable future as we continue to grow our business.

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

Technology and Development Expense.  Our technology and development expense consists of employee compensation and related costs for our engineers and developers based in the United States and Guatemala, costs associated with professional services and consulting, development of new technologies, enhancements of existing technologies, amortization of capitalized internally-developed software and the intangible asset (developed technology) acquired in the acquisition of BlueKite, LTD, or the BlueKite Acquisition,  and allocated facilities and other supporting overhead costs. Internally-developed software costs, which primarily relate to the development of new services such as Xoom Bill Pay and Xoom Mobile Reload and enhancements to products such as the Xoom App, are a combination of internal compensation costs of engineering time and costs of outside consultants. We intend to continue to invest in technology and development efforts to further improve our customer experience and to continue expanding our operating platform. As a result, we expect technology and development expense to increase on an absolute basis for the foreseeable future.

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

(Benefit) Provision for Income Taxes.    (Benefit) provision for income taxes consists of state income taxes in the United States and foreign taxes.  We have not been required to pay U.S. federal income taxes to date because of our current and accumulated net operating losses which totaled $94.9 million as of December 31, 2014.  Since inception, we have only been required to pay minimal state income taxes. As of June 30, 2015, we have a full valuation allowance against our deferred tax assets. We continue to assess the need for a valuation allowance on the deferred tax assets by evaluating all positive and negative evidence. Based on historical and projected operating performance, we believe that it is more likely than not that the deferred tax assets will not be realized in subsequent quarters. We may fully release the deferred tax valuation allowance in a future period to the extent we expect that our operations will generate sufficient taxable income in future periods. Significant judgment is required in making this assessment, and it is very difficult to predict when our assessment may conclude that the deferred tax assets are realizable. Any adjustment to the deferred tax asset valuation allowance will be recorded in the income statement during the period in which the adjustment is determined to be required.

For the three months ended June 30, 2015, tax expense was $52,000, which consisted of $29,000 of U.S. state income taxes and $23,000 of foreign income taxes. For the six months ended June 30, 2015, tax expense was $80,000 which consisted of $40,000 of U.S. state income taxes and $40,000 of foreign income taxes. For the three months ended June 30, 2014, tax expense was $19,000, which consisted of $12,000 of U.S. state income taxes and $7,000 of foreign income taxes. For the six months ended June 30, 2014, tax expense was $31,000 which consisted of $19,000 of U.S. state income taxes and $12,000 of foreign income taxes.

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

In April 2015, the FASB issued ASU No. 2015-05, "Customer's Accounting for Fees Paid in a Cloud Computing Arrangement," which provides guidance to customers about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, then the customer should account for the software license element of the arrangement consistent with the acquisition of other software license. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. The guidance will not change U.S. GAAP for a customer's accounting for service contracts. The new standard is effective fiscal years, and interim periods within those years, beginning after December 15, 2015, with the option of applying the guidance prospectively or retrospectively. Early adoption is permitted. We are evaluating the impact of this accounting guidance on our consolidated financial statements.

In May 2015, the FASB issued ASU No. 2015-07, “Disclosures for Investments in Certain Entities that Calculate Net Asset Value Per Share (or its Equivalent),” which removes the requirement to categorize within the fair value hierarchy all investments for which fair values are estimated using the net asset value per share, or NAV, provided by ASC 820, Fair Value Measurement. The ASU also removes the requirement to make certain disclosures for all investments that are eligible to be measured at fair value using NAV. Those disclosures are limited to investments for which the entity has elected to measure the fair value using that practical expedient. This ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2015, with retrospective application to all periods presented. Early adoption is permitted. We elected to early adopt the announcement in the current quarter. Because we measure money market funds using NAV, we have removed the assignment of fair value hierarchy to money market funds in all periods presented in these consolidated interim financial statements.

Results of Operations

The following table sets forth our results of operations in dollars for the periods presented.  The period-to-period comparison of financial results is not necessarily indicative of future results.

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
	(unaudited)
	(in thousands)
Consolidated Statements of Operations Data:
Revenue	$46,327	$39,844	$90,745	$75,782
Cost of revenue	13,349	12,977	25,382	22,555
Gross profit	32,978	26,867	65,363	53,227
Marketing	10,511	7,356	20,449	16,138
Technology and development	12,138	8,801	23,220	16,651
Customer service and operations	4,798	4,371	9,407	8,345
General and administrative	7,544	4,817	15,130	9,975
Total operating expense	34,991	25,345	68,206	51,109
Income (loss) from operations	(2,013)	1,522	(2,843)	2,118
Other income (expense):
Interest expense	(325)	(344)	(694)	(672)
Interest income	72	69	148	145
Other income (expense)	(18)	170	(130)	190
Income (loss) before income taxes	(2,284)	1,417	(3,519)	1,781
Provision for income taxes	52	19	80	31
Net income (loss)	$(2,336)	$1,398	$(3,599)	$1,750

Revenue

	Three months ended June 30,			Six months ended June 30,
	2015	2014	% Change	2015	2014	% Change
	(dollars in thousands)
	(unaudited)
Revenue	$46,327	$39,844	16%	$90,745	$75,782	20%

Revenue for the three months ended June 30, 2015 increased $6.5 million, or 16%, compared to the three months ended June 30, 2014. The increase was primarily due to a  16% increase in active customers, which included 157,803 gross additional customers added during the three months ended June 30, 2015.

In the six months ended June 30, 2015, revenue increased $15.0 million, or 20%, compared to the six months ended June 30, 2014. The increase was primarily due to a 16% increase in active customers, which included 313,922 gross additional customers added during the six months ended June 30, 2015,  and a  22% increase in the number of transactions during the six months ended June 30, 2015.

Cost of Revenue

	Three months ended June 30,			Six months ended June 30,
	2015	2014	% Change	2015	2014	% Change
	(dollars in thousands)
	(unaudited)
Cost of revenue	$13,349	$12,977	3%	$25,382	$22,555	13%
Percentage of revenue	29%	33%		28%	30%

Cost of revenue for the three months ended June 30, 2015 increased $0.4 million, or 3%, compared to the three months ended June 30, 2014. The increase in cost of revenue was driven by a $2.4 million increase in processing and disbursement costs to support the 22% increase in transactions, offset by a $1.3 million decrease in promotional advertising, which was classified as cost of revenue in the consolidated statements of operations, and a  $0.7 million decrease in transaction losses largely due to lower fraud loss rates and, to a lesser extent, due to the decrease in GSV as compared to the same period in the prior year. As a percentage of revenue, promotional advertising expense classified as cost of revenue fluctuates from period to period due to the nature and timing of marketing programs.

Cost of revenue for the six months ended June 30, 2015 increased $2.8 million, or 13%, compared to the six months ended June 30, 2014. The increase in cost of revenue was driven by a $4.4 million increase in processing and disbursement costs to support the 22% increase in transactions, offset by a $1.1 million decrease in promotional advertising, which was classified as cost of revenue in the consolidated statements of operations, and a $0.5 million decrease in transaction losses largely due to lower fraud loss rates and, to a lesser extent, due to the decrease in GSV as compared to the same period in the prior year.

Marketing Expense

	Three months ended June 30,			Six months ended June 30,
	2015	2014	% Change	2015	2014	% Change
	(dollars in thousands)
	(unaudited)
Marketing	$10,511	$7,356	43%	$20,449	$16,138	27%
Percentage of revenue	23%	18%		23%	21%

Marketing expense for the three months ended June 30, 2015 increased $3.2 million, or 43%, compared to the three months ended June 30, 2014.  The increase was due to an additional $2.8 million in advertising spend, primarily in television advertising, to drive customer acquisition, $0.3 million in professional consulting services and $0.1 million in personnel-related costs, including stock-based compensation. Marketing expense as a percentage of revenue fluctuates from period to period due to the nature and timing of marketing programs, such as whether promotional advertising is being implemented.

Marketing expense for the six months ended June 30, 2015 increased $4.3 million, or 27%, compared to the six months ended June 30, 2014.  The increase was due to an additional $3.8 million in advertising spend, primarily in television advertising, to drive customer acquisition, $0.2 million in professional consulting services, $0.2 million in personnel-related costs, including stock-based compensation, and $0.1 million in other marketing operational spend.

Technology and Development Expense

	Three months ended June 30,			Six months ended June 30,
	2015	2014	% Change	2015	2014	% Change
	(dollars in thousands)
	(unaudited)
Technology and development	$12,138	$8,801	38%	$23,220	$16,651	39%
Percentage of revenue	26%	22%		26%	22%

Technology and development expense for the three months ended June 30, 2015 increased $3.3 million, or 38%, compared to the three months ended June 30, 2014. The increase was primarily the result of an increase in personnel-related costs of $1.7 million, including stock-based compensation, due to an increase in the U.S. employee headcount to expand and improve our service, and an increase in personnel-related costs of $0.5 million related to our development center in Guatemala. In addition,  there was an increase of $0.6 million in information technology and infrastructure costs, including increased spend on web hosting services, and an increase of $0.2 million in asset depreciation and amortization. The remaining $0.3 million was primarily due to an increase in operational spend, including increased travel spend.

Technology and development expense for the six months ended June 30, 2015 increased $6.6 million, or 39%, compared to the six months ended June 30, 2014. The increase was primarily the result of an increase in personnel-related costs of $3.6 million, including stock-based compensation, due to an increase in the U.S. employee headcount to expand and improve our service, and an increase in personnel-related costs of $0.8 million related to our development center in Guatemala. In addition,  there was an increase of $1.0 million in information technology and infrastructure costs, including increased spend on web hosting services, and an increase of $0.6 million in asset depreciation and amortization. The remaining $0.6 million was primarily due to an increase in operational spend, including increased travel spend.

Customer Service and Operations Expense

	Three months ended June 30,			Six months ended June 30,
	2015	2014	% Change	2015	2014	% Change
	(dollars in thousands)
	(unaudited)
Customer service and operations	$4,798	$4,371	10%	$9,407	$8,345	13%
Percentage of revenue	10%	11%		10%	11%

Customer service and operations expense for the three months ended June 30, 2015 increased $0.4 million, or 10%, compared to the three months ended June 30, 2014. The increase was primarily due to an increase in the volume of transactions we processed, resulting in an increase in costs of $0.2 million associated with our outsourced support centers, including consulting and other professional services, and an increase of $0.2 million in personnel-related costs including stock-based compensation. Various tasks are performed at our outsourced support centers, including customer support, customer verifications and collections.

Customer service and operations expense for the six months ended June 30, 2015 increased $1.1 million, or 13%, compared to the six months ended June 30, 2014. The increase was primarily due to an increase in the volume of transactions we processed, resulting in an increase in costs of $0.7 million associated with our outsourced support centers, including consulting and other professional services, and an increase of $0.4 million in personnel-related costs including stock-based compensation.

General and Administrative Expense

	Three months ended June 30,			Six months ended June 30,
	2015	2014	% Change	2015	2014	% Change
	(dollars in thousands)
	(unaudited)
General and administrative	$7,544	$4,817	57%	$15,130	$9,975	52%
Percentage of revenue	16%	12%		17%	13%

General and administrative expense for the three months ended June 30, 2015 increased $2.7 million, or 57%, compared to the three months ended June 30, 2014. The increase was primarily the result of an increase of $1.7 million in legal, consulting and other professional services, in part due to professional services related to the Merger. There was also an increase in personnel-related costs of $0.9 million, including stock-based compensation, due to an increase in headcount to support our overall growth. The remaining $0.1 million was primarily due to an increase in information technology and infrastructure costs.

General and administrative expense for the six months ended June 30, 2015 increased $5.2 million, or 52%, compared to the six months ended June 30, 2014. The increase was primarily the result of an increase of $2.9 million in legal, consulting and other professional services, in part due to professional services related to the Merger and in part due to the business e-mail compromise fraud loss, which was described more fully in our Annual Report. There was also an increase in personnel-related costs of $2.0 million, including stock-based compensation, due to an increase in headcount to support our overall growth. The remaining $0.3 million was primarily due to an increase in information technology and infrastructure costs.

Liquidity and Capital Resources

Since inception, we have financed our operations and capital expenditures primarily through the sale of preferred and common stock and borrowings and, to a lesser extent, cash flows generated by our operations and exercise of stock options to purchase common stock.  Our principal uses of cash are funding our operations and capital expenditures.

As of June 30, 2015, we had cash, cash equivalents, disbursement prefunding and short-term investments of $229.9 million, which consisted of cash, money market funds, U.S. government securities, commercial paper, certificates of deposit, corporate bonds and prefunded balances with some of our disbursement partners.  All of our cash equivalents and short-term investments are held at U.S. financial institutions.

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

At June 30, 2015, we had $131.1 million available under our $150.0 million line of credit, reflecting $18.9 million reserved under the two letters of credit. There was zero outstanding under our line of credit as of June 30, 2015. We were in compliance with all of our debt covenants as of June 30, 2015.

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

The following table summarizes our cash flows for the periods presented (in thousands):

	Six months ended June 30,
	2015	2014
	(unaudited)
Net cash provided by operating activities	$37,401	$5,793
Net cash provided by (used in) investing activities	3,321	(20,409)
Net cash provided by (used in) financing activities	(26,325)	1,774

Operating Activities

Cash provided by operating activities of $37.4 million for the six months ended June 30, 2015 was attributable to changes in our operating assets and liabilities of $31.3 million and $9.7 million in adjustments for non-cash items, partially offset by $3.6 million of our net loss. Adjustments for non-cash items primarily consisted of stock-based compensation, depreciation and amortization (including acquired intangible) expense and amortization of net premiums on short-term investments. The cash resulting from changes in our working capital primarily consisted of a decrease in disbursement prefunding of $28.3 million relating to the timing of funding our partners and an increase in customer liabilities of $8.3 million related to money that had not yet been disbursed, partially offset by an increase in customer funds receivable of $6.9 million relating to the timing of transactions in process. In addition, in connection with the Merger, the changes in the accounts payable and accrued expenses and the changes in prepaid expenses and other current assets during the six months ended June 30, 2015 were higher than the same period in 2014. The cash resulting from an increase in accounts payable and accrued expenses of $3.0 million was partially offset by an increase in prepaid expenses and other current assets of $1.8 million.

Cash provided by operating activities for the six months ended June 30, 2014 was attributable to $7.0 million in adjustments for non-cash items and $1.8 million of our net income, partially offset by changes in our operating assets and liabilities of $3.0 million. Adjustments for non-cash items primarily consisted of stock-based compensation, depreciation and amortization (including acquired intangible) expense and amortization of net premiums on short-term investments. The use of cash resulting from changes in our working capital primarily consisted of an increase in disbursement prefunding of $6.4 million relating to the timing of funding our partners and an increase in GSV, an increase in customer funds receivable of $8.7 million relating to the timing of transactions in process, partially offset by an increase in customer liabilities of $10.6 million related to money that had not yet been disbursed.

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

Cash provided by investing activities was $3.3 million for the six months ended June 30, 2015 primarily due to $6.0 million of net proceeds from the net sale and maturities of short-term investments. We used $2.2 million for purchases of property, equipment and development of software in the six months ended June 30, 2015 and we had an increase in our restricted cash of $0.4 million during the six months ended June 30, 2015, due to additional collateral requirements of our new disbursement partners.

Cash used in investing activities was $20.4 million for the six months ended June 30, 2014, including a cash outflow of $8.9 million for the BlueKite Acquisition. In addition, we used $4.5 million for purchases of property, equipment and development of software in the six months ended June 30, 2014, which included investments in office furniture and leasehold improvements for our new corporate headquarters. We used $3.9 million in the six months ended June 30, 2014 in net purchases of short-term investments. We also had an increase in our restricted cash of $3.1 million during the six months ended June 30, 2014, due to higher collateral requirements of our existing payment processors as a result of an increase in our processing limits.

Financing Activities

Our financing activities generally consist of receipts of net proceeds from the exercise of common stock options, repayments and borrowings under our line of credit and payments of taxes withheld related to RSUs’ net share settlement.

Cash used in financing activities was $26.3 million for the six months ended June 30, 2015 primarily due to $28.0 million of net repayments under our line of credit and $0.8 million of taxes paid related to net share settlement of RSUs, partially offset by $2.5 million of proceeds from the exercise of options to purchase common stock.

Cash provided by financing activities was $1.8 million in the six months ended June 30, 2014 primarily due to the proceeds from exercise of options to purchase common stock.

Off-Balance Sheet Arrangements

As described in “—Our Indebtedness” above, SVB issued a standby letter of credit for $15.0 million which satisfies the additional collateral requirement to maintain our India operations.  SVB issued a $3.9 million letter of credit in January 2014 as a security deposit for our office lease. As of June 30, 2015 and December 31, 2014, we had $18.9 million reserved under our letters of credit.

Contractual Obligations and Commitments

The following table describes our contractual obligations related to our operating leases as of June 30, 2015 (in thousands):

	Payments Due by Period
		Less Than	1-3	4-5
	Total	1 Year	Years	Years	Thereafter
	(unaudited)
Operating lease obligations	$44,759	$5,892	$9,494	$9,368	$20,005

The contractual obligations in the table above are associated with agreements that are enforceable and legally binding. Obligations under contracts that we can cancel without a significant penalty are not included in the table above.  The operating lease obligations, presented in the above table, have not been reduced by minimum sublease rentals of $1.8 million in the future under our existing non-cancelable sublease agreements.

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

In connection with the pending Merger, we incurred $1.3 million of Merger-related expenses during the three months ended June 30, 2015 and expect to incur an additional $6.8 million in Merger-related expenses that are not contingent upon the closing of the Merger.  A majority of these expenses will be recognized during the period ending September 30, 2015. In addition, should the Merger close, we expect to incur additional expenses of approximately $16.6 million in connection with closing.  Total Merger-related expenses, contingent and non-contingent, are anticipated to be approximately $24.7 million.

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

Any borrowings under our line of credit with SVB are at a variable rate and, as a result, increases in market interest rates would generally result in increased interest expense on our outstanding borrowings. We believe a hypothetical 10% increase in interest rates as of June 30, 2015 would have an immaterial impact on our investment portfolio, results of operations and cash flows.

Foreign Exchange Risk

We are exposed to foreign exchange risk as we offer our services in 38 countries and disburse our transactions in multiple foreign currencies. However, we believe that this risk is somewhat limited due to the fact that these transactions are usually disbursed in less than three business days. As of June 30, 2015 and December 31, 2014, we had not entered into any foreign exchange hedging contracts.

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

PART II – OTHER INFORMATION

ITEM 1.  Legal Proceedings

On January 6, 2015, we, John Kunze and Ryno Blignaut were sued in a putative class action lawsuit, captioned Alexander Liu v. Xoom Corporation, et al., Case No. CGC-15-543531, filed in San Francisco Superior Court by purported stockholders of the Company, in connection with our January 5, 2015 announcement that we were the victim of criminal fraud resulting in the transfer of $30.8 million in corporate cash to overseas accounts. On February 6, 2015, the lawsuit was removed to federal court in the Northern District of California, and assigned the case number 5:15-cv-00602-LHK. On March 11, 2015, we, John Kunze and Ryno Blignaut were sued in a putative class action lawsuit captioned Patrick Andrew Barrett v. Xoom Corp., et al., Case No. CGC-15-544655, also filed in San Francisco Superior Court by purported stockholders of the Company. On March 20, 2015 the lawsuit was removed to federal court in the Northern District of California, and assigned the case number 5:15-cv-01319. On June 25, 2015, the court remanded the Liu and Barrett actions back to the San Francisco Superior Court.

The Liu and Barrett lawsuits allege that we and Messrs. Kunze and Blignaut violated federal securities laws by misrepresenting and/or omitting information in the offering materials distributed in connection with our February 2013 initial public offering.  The lawsuits seek unspecified damages and attorneys’ fees and costs.

Between July 8, 2015 and July 13, 2015, four purported class action lawsuits were filed against us and our directors, PayPal, Timer Acquisition Corp., and PayPal Holdings in connection with the proposed merger between us and PayPal  in the Delaware Chancery Court, captioned Booth Family Trust v. Xoom Corporation et al., C.A. No. 11263 (July, 8, 2015), King v. Xoom Corporation et al., C.A. No. 11273 (July 9, 2015), Beverly v. Kunze et al., C.A. No. 11285 (July 13, 2015) and Torres v. Xoom Corporation et al., C.A. No. 11301 (July 16, 2015).  On July 17, 2015, the Delaware Court of chancery issued an order consolidating all of the actions into one matter captioned In re Xoom Corporation Stockholder Litigation, Consolidated C.A. No. 11263-VCP.

The lawsuits allege that our directors breached their fiduciary duties to stockholders, and that the other defendants aided and abetted such breaches, by seeking to sell Xoom through an allegedly unfair process and for an unfair price and on unfair terms. The lawsuits seek, among other things, equitable relief that would enjoin the consummation of the Merger, rescission of the Merger Agreement (to the extent it has already been implemented) or rescissory damages, and attorneys’ fees and costs.  The King and Beverly actions further seek an order directing the defendants to account for alleged damages suffered by the plaintiffs and the purported class as a result of the defendants’ alleged wrongdoing.

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

Risks Related to Our Business

The pendency of our agreement to be acquired by PayPal, Inc. or our failure to complete the merger or successfully integrate with PayPal, Inc. could have an adverse effect on our business.

On July 1, 2015, we entered into an Agreement and Plan of Merger, with PayPal, Inc., Timer Acquisition Corp., a wholly owned subsidiary of Parent, and PayPal Holdings, Inc., the ultimate parent entity of Parent and Merger Sub, providing for the merger of Merger Sub with and into Xoom, with Xoom surviving the Merger as a wholly-owned subsidiary of Parent (“the Merger”). Completion of the Merger is subject to the satisfaction of various conditions, including approval of the Merger by our stockholders, the absence of certain legal impediments, antitrust regulatory approval pursuant to the Hart-Scott-Rodino Antitrust Improvements Act of 1976, the receipt of certain consents relating to our money transmitter licenses and other customary closing conditions. There is no assurance that all of the various conditions will be satisfied, or that the Merger will be completed on the proposed terms, within the expected time frame, or at all. The Merger gives rise to risks that include:

•

the inability to complete the Merger due to the failure to obtain stockholder approval or failure to satisfy the other conditions to the completion of the Merger, including receipt of the required regulatory approvals;

•	pending and potential future stockholder litigation that could prevent or delay the Merger or otherwise negatively impact our business and operations;
•	if the Merger is not completed, the price of our common stock will change to the extent that the current market price of our stock reflects an assumption that the Merger will be completed;
•

the pendency of the Merger, even if ultimately completed, may create uncertainty in the marketplace and could lead customers and prospective customers to utilize services from other vendors or delay  utilizing services from the Company;

•

the amount of cash to be paid under the agreement governing the Merger is fixed and will not be adjusted for changes in our business, assets, liabilities, prospects, outlook, financial condition or results of operations, including any potential long-term value of the successful execution of our current strategy as an independent company or in the event of any change in the market price of, analyst estimates of, or projections relating to, our common stock;

•

legal or regulatory proceedings, including regulatory approvals from various domestic and foreign governmental entities (including any conditions, limitations or restrictions placed on these approvals) and the risk that one or more governmental entities may delay or deny approval, or other matters that affect the timing or ability to complete the transaction as contemplated;

•	the possibility of disruption to our business, including increased costs and diversion of management time and resources;
•	difficulties maintaining and renewing business and operational relationships, including relationships with disbursement partners, payment processors and other business partners;
•	the possibility of slowing gross customer acquisition rates;
•	the fact that under the terms of the Merger Agreement, we are unable to solicit other acquisition proposals during the pendency of the Merger;
•	the amount of the costs, fees, expenses and charges related to the Merger Agreement or the Merger;
•	the possibility that our employees could lose productivity as a result of uncertainty regarding their employment post-Merger;

•	developments beyond our control including, but not limited to, changes in domestic or global economic conditions that may affect the timing or success of the Merger;
•	relationships with customers, disbursement partners, payment processors and other business partners may be adversely impacted;
•	profitability may be adversely impacted due to costs incurred in connection with the proposed Merger; and
•

the risk that if the Merger is completed, we may be unable to successfully integrate with PayPal or we may encounter delays in the integration process which may result in an inability to realize the full extent of, or any of, the anticipated benefits of the Merger, which could have an adverse effect on our business and results of operations.

If the Merger Agreement is terminated, we may, under certain circumstances, be obligated to pay a termination fee to PayPal and these costs could require us to use available cash that would have otherwise been available for general corporate purposes.

If the Merger Agreement is terminated, in certain circumstances, we would be required to pay PayPal a termination fee of $29.9 million. If the Merger Agreement is terminated, the termination fee we may be required to pay, if any, under the Merger Agreement may require us to use available cash that would have otherwise been available for general corporate purposes. For these and other reasons, a failed Merger could materially and adversely affect our business, results of operations or financial condition, which in turn would materially and adversely affect our business or financial condition, the price per share of our common stock or our perceived acquisition value.

While the Merger is pending, we are subject to business uncertainties and contractual restrictions that could harm our operations and the future of our business or result in a loss of employees.

The Merger Agreement includes restrictions on the conduct of our business prior to the completion of the Merger, generally requiring us to conduct our businesses in the ordinary course, consistent with past practice, and subjecting us to a variety of specified limitations absent PayPal’s prior written consent. We may find that these and other contractual arrangements in the Merger Agreement may delay or prevent us from or limit our ability to respond effectively to competitive pressures, industry developments and future business opportunities that may arise during such period, even if our management and board of directors think they may be advisable. The pendency of the Merger may also divert management’s attention and our resources from ongoing business and operations. Our employees, customers and advertisers may have uncertainties about the effects of the Merger. In connection with the pending Merger, it is possible that some customers, advertisers and other persons with whom we have a business relationship may delay or defer certain business decisions or might decide to seek to terminate, change or renegotiate their relationship with us as a result of the Merger. Similarly, current and prospective employees may experience uncertainty about their future roles with us following completion of the Merger, which may harm our ability to attract and retain key employees. If any of these effects were to occur, it could materially and adversely impact our revenues, earnings and cash flows and other business results and financial condition, as well as the market price of our common stock and our perceived acquisition value, regardless of whether the Merger is completed. In addition, whether or not the Merger is completed, while it is pending we will continue to incur costs, fees, expenses and charges related to the proposed Merger, which may materially and adversely affect our business results and financial condition.

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

We have a limited operating history in an evolving market that may not grow as expected. This limited operating history makes it difficult to effectively assess our future prospects. You should consider our business and prospects in light of the risks and difficulties we encounter in this evolving market. These risks and difficulties include our ability to, among other things:

•	retain an active customer base and attract new customers;
•	avoid interruptions or disruptions in our service or slower-than-expected website or mobile application load times;
•	improve the quality of the customer experience on our website and through mobile devices;
•	earn and preserve our customers’ trust with respect to the security of their transactions and personal financial information;
•	process, store and use personal customer data in compliance with governmental regulation and other legal obligations related to privacy;
•	comply with extensive existing and new laws and regulations;
•	effectively maintain a scalable, high-performance technology infrastructure that can efficiently and reliably handle increased transactions globally;
•	successfully deploy new or enhanced features and services;
•	compete with other companies that are currently in, or may in the future enter, the digital money transfer, cross-border bill payment or mobile phone reload business;
•	hire, integrate and retain world-class talent; and
•	expand our business into new sending and receiving countries.

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

As of June 30, 2015, we had $131.1 million available borrowing capacity under our $150 million line of credit, reflecting $18.9 million reserved under two standby letters of credit, and we may incur additional indebtedness in the future.

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

The markets in which we compete are highly competitive and are highly fragmented. Our largest competitors are The Western Union Company and MoneyGram Payment Systems, Inc. We also compete against smaller, country-specific competitors, banks and informal person-to-person money transfer service providers that evade regulation. In the future, new competitors, alliances, or consolidation among established companies may emerge, or competitors may leave the market, resulting in a changed competitive environment. Some of our competitors have longer operating histories, significantly greater financial, technical, marketing, customer service and other resources, greater name recognition, exclusive agreements or a larger base of customers in affiliated businesses than us. Our competitors may respond to new or emerging technologies, legal or regulatory changes and changes in customer requirements faster and more effectively than we do, and they could be perceived to effectively improve their products and services relative to ours. If we fail to successfully develop and timely introduce new or enhanced products and services or if we make substantial investments in an unsuccessful new product, service or infrastructure change, our business, prospects, financial condition and results of operations could be harmed. Our competitors may devote greater financial and other resources to acquire customers and to the development, promotion and sale of money transfer services, including greater marketing and advertising spend,  offering more attractive promotions to customers, or offering lower prices or better exchange rates and may negotiate exclusive deals which would reduce our opportunities. For example, our competitors have offered coupons for free money transfers and, in India, have offered better exchange rates than we have in certain periods and established no fee services. As a result, we have experienced attrition of rate-sensitive customers, particularly those customers who send money transfers to India. Competing services tied to established banks and other financial institutions may offer greater liquidity or superior foreign exchange rates and engender greater consumer confidence in the safety and efficacy of their services than ours. We expect competition to continue to intensify. This competition could result in increased pricing pressure, increased customer acquisition costs, reduced profit margins, increased sales and marketing expenses, a failure to increase our market share, or a loss of our market share, any of which could harm our business, results of operations and financial condition. There can be no assurance that growth in the digital money transfer market will continue and that competitors would not decrease our market share. We also cannot assure you that new competitors will not emerge with cross-border bill payment or mobile phone reload services that are as competitive as or more competitive than our service. If we are unable to compete effectively and continue to grow our business, our business, financial condition and results of operations could be harmed.

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

The introduction of services embodying new technologies could render our existing services and features obsolete or less attractive to customers. Other similar technologies exist or could be developed in the future, and our business could be harmed if such technologies are widely adopted. For example, widespread adoption and acceptance of new payment services and/or digital currencies by consumers, retailers, banks and national governments could threaten the relevance of our services and features to our customers and have a significant negative impact on the growth of the digital money transfer industry as a whole and our ability to be successful. In addition, new competitors may emerge in the cross-border bill payment services or mobile phone reload services markets that render our services less attractive to customers. We may not be able to successfully anticipate or adapt to changing technology or customer requirements on a timely basis, or at all. If we fail to keep up with technological changes or to convince our customers and potential customers of the value of our services even in light of new technologies, our business, results of operations and financial condition could be harmed.

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

We face risks in the event of a sustained deterioration of financial market liquidity, as well as in the event of sustained deterioration in the liquidity or failure of financial institutions where we deposit money, including financial institutions that hold prefunding accounts for our disbursement partners. In particular:

•	We may be unable to access funds in our investment portfolio, deposit accounts and clearing accounts on a timely basis to pay transactions and receive settlement funds. Any resulting need to 44

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

We currently contract with and obtain certain services from a number of third-party vendors. For example, we contract and/or obtain services from numerous vendors that contribute to our proprietary risk management system. If these vendors’ services are interrupted, we may experience a disruption in our services. Further, if these agreements are terminated or we are unable to renegotiate acceptable arrangements with these vendors or find alternative sources of such services, we may experience a disruption in our services and our business may be harmed.

If we are unable to maintain our payment network under terms consistent with those currently in place, or if our disbursement partners encounter business difficulties, our business could be harmed.

Our payment network consists of payment processors and disbursement partners. Payment processors clear and process the funds from the customer to us. We rely on U.S. banks and card processors to provide clearing, processing and settlement functions for the funding of all of our transactions. Disbursement partners disburse funds or prepaid mobile phone reloads to our customers’ recipients, and, in the case of our bill payment service, to utility providers. We also rely on a network of major banks and leading retailers to disburse funds to our customers’ recipients in 38 countries. In addition, our disbursement partners may operate their own network of disbursement partners, which we refer to as sub-disbursement partners, with which we may not have a direct relationship.

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

We rely on our disbursement partners to disburse funds to our customers’ money transfer recipients, pay outstanding bills owed by our customers’ family and friends to utility providers and process mobile phone reloads to our customers’ recipients’ mobile phones. If the experience delivered by our disbursement partners to a recipient is deemed unsatisfactory for any reason, including because our disbursement partners are not properly trained to disburse money or deliver poor customer service, if wait times at our disbursement partners’ pick up locations are too long, if cash pick-up locations are not located in convenient and safe locations and open for business at convenient times, or if our disbursement partners fail to timely apply funds to outstanding account balances, customers may choose to not use our services in the future and our business would be harmed.

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

We rely on consumers’ confidence in our brand and our ability to provide a convenient, fast and cost-effective service to send money, pay bills and send mobile phone reloads online. Erosion in confidence in our business, or in money transfer providers as a means to transfer money, could adversely impact money transfer volumes, which would in turn harm our business, financial position and results of operations.

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

We provide money transfer services to 38 countries and territories, cross-border bill payment services to five countries and mobile phone reload services in 22 countries, and may expand into additional sending and receiving countries. Our ability to grow in international markets could be harmed by a number of factors, including:

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

We are also subject to regulations imposed by the FCPA in the United States and similar laws in other countries which generally prohibit companies and those acting on their behalf from making improper payments to foreign government officials for the purpose of obtaining or retaining business. Because our services are offered in 38 countries and we have non-U.S. employees, we face a higher risk associated with FCPA compliance and similar statutes than many other companies. Any determination that we have violated these laws could harm our business, financial condition and results of operations.

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

Our service is subject to a variety of laws in the United States and abroad that are continuously evolving and developing, including laws regarding data retention, privacy, anti-spam, consumer protection, payment processing and money transfers. The scope and interpretation of the various laws that are or may be applicable to us are often uncertain and may be conflicting, particularly regarding laws outside the United States. For example, we are subject to regulatory requirements to assist in the prevention of money laundering and terrorist financing, such as the Bank Secrecy Act and, pursuant to these legal obligations and authorizations, we make information available to certain U.S. federal, state and local, as well as foreign, government agencies when required by law. As a result of particular concern with respect to terrorist financing, these agencies have increased their requests for such information from money service businesses in recent years. At the same time, there has been increased public attention regarding the use and disclosure of personal information, and regulatory authorities around the world are considering a number of legislative and regulatory proposals concerning data protection and consumer privacy and other matters that may be applicable to our business. The regulatory goals of preventing illegal activity, such as money laundering and terrorist financing, may conflict with the goal of protecting individual privacy. If federal, state or foreign governments or our disbursement partners changed requirements regarding the customer or recipient information we are required to collect, we may be unable to comply with such changes, or such changes could interfere with our ability to assess fraud or other risks, and our business could be harmed as a result. New laws and regulations may be enacted in connection with mobile transactions, including money transfers, bill payments or mobile phone reload transactions that are performed via mobile phones. Further, as an employer, various U.S. federal, state and local, and foreign labor laws govern our relationship with our employees, contractors and other personnel, including employee classification and related withholding and other wage and benefit requirements for our employees in the U.S. and abroad.

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

Our business could be harmed if a local, state, federal or foreign government were to levy taxes on money transfers, as has occurred in the past, or on bill payments or mobile phone reload services. The current budget shortfalls in many jurisdictions could lead other states and jurisdictions to impose similar fees and taxes, as well as increase unclaimed property obligations. Similar circumstances in foreign countries could invoke similar consequences. Such fees or taxes, and any related regulatory initiatives, may be implemented in a manner in which conflicts with other laws to which we are bound or in a manner with which we are unable to comply, and non-compliance could harm our business. A tax or fee exclusively on money transfer companies could put us at a competitive disadvantage to other means of remittance or payment transfers which may not be subject to the same fees or taxes. A change in the unclaimed property obligations could increase our regulatory burdens and costs related to our obligation to escheat unclaimed property to the states.

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

We receive, store and process personal information and other customer and recipient data, including bank account numbers, credit and debit card information, identification numbers and images of government identification cards. As a result, we are required to comply with the privacy provisions of the Gramm-Leach-Bliley Act of 1999 and the Payment Card Industry Data Security Standard. There are also numerous other federal, state and local laws around the world regarding privacy and the storing, sharing, use, processing, disclosure and protection of personal information and other customer and recipient data, the scope of which are changing, subject to differing interpretations, and may be inconsistent among different jurisdictions or conflict with other applicable rules. Any expansion of our products and services over time, including the growth of our international operations, and our recently launched cross-border bill payment and mobile phone reload services, may subject us to additional regulatory exposure, including but not limited to the application of foreign consumer privacy laws, as described elsewhere in these risk factors. It is possible that these obligations may be interpreted and applied in a manner that is inconsistent from one jurisdiction to another and may conflict with other rules or our business practices.

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

An active, liquid and orderly market for our common stock may not be sustained, which could depress the trading price of our common stock. The price of our common stock has been, and is likely to continue to be, volatile, which means that it could decline substantially within a short period of time. For example, since shares of our common stock were sold in our initial public offering in February 2013 at a price of $16.00 per share, our closing stock price has ranged from $13.79 to $35.27 through July 24, 2015. The trading price of our common stock may be subject to wide fluctuations in response to various factors, some of which are beyond our control, including:

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

ITEM 6. Exhibits

The exhibits listed below are filed or incorporated by reference as part of this report.

Exhibit Number	Description of Exhibits	Incorporated by Reference from Form	Incorporated by Reference from Exhibit Number	Date Filed
2.1	Agreement and Plan of Merger, dated as of July 1, 2015, by and among Xoom Corporation, PayPal, Inc., Timer Acquisition Corp. and PayPal Holdings, Inc. (solely for the limited purposes of Sections 1.9 and 3 thereof).	8-K	2.1	July 2, 2015
10.1	Form of Amendment of Executive Agreement.	8-K	10.1	July 2, 2015
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.	Filed herewith
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.	Filed herewith
32.1*	Certification of the Chief Executive Officer, pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act.	Furnished herewith
32.2*	Certification of the Chief Financial Officer, pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act.	Furnished herewith
99.1	Form of Voting and Support Agreement.	8-K	99.1	July 2, 2015
101.INS	XBRL Instance Document	Filed herewith
101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith

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

Date: July 29, 2015	XOOM CORPORATION

	By:	/s/ Ryno Blignaut
Ryno Blignaut
Acting Chief Financial Officer and Chief Risk Officer (Principal Financial and Accounting Officer)

Exhibit Index

Exhibit Number	Description of Exhibits	Incorporated by Reference from Form	Incorporated by Reference from Exhibit Number	Date Filed
2.1	Agreement and Plan of Merger, dated as of July 1, 2015, by and among Xoom Corporation, PayPal, Inc., Timer Acquisition Corp. and PayPal Holdings, Inc. (solely for the limited purposes of Sections 1.9 and 3 thereof).	8-K	2.1	July 2, 2015
10.1	Form of Amendment of Executive Agreement.	8-K	10.1	July 2, 2015
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.	Filed herewith
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.	Filed herewith
32.1*	Certification of the Chief Executive Officer, pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act.	Furnished herewith
32.2*	Certification of the Chief Financial Officer, pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act.	Furnished herewith
99.1	Form of Voting and Support Agreement.	8-K	99.1	July 2, 2015
101.INS	XBRL Instance Document	Filed herewith
101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith

*The certifications furnished in Exhibits 32.1 and 32.2 hereto are deemed to accompany this Quarterly Report on Form 10-Q and will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, except to the extent that the Registrant specifically incorporates it by reference.