Form 10-Q
period 2015-09-30
XOOM Corp
filed 2015-11-04
CIK 1315657

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

On October 30,  2015,  39,606,189 shares of the registrant’s Common Stock, $0.0001 par value, were issued and outstanding.

Xoom Corporation and Subsidiaries

PART I – Financial Information

ITEM 1. Financial Statements

XOOM CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets

(In thousands, except share and per share data)

	September 30,	December 31,
	2015	2014
	(unaudited)	(derived from audited financial statements)
Assets
Current assets:
Cash and cash equivalents	$64,826	$67,216
Disbursement prefunding	54,559	71,167
Short-term investments	87,615	111,777
Customer funds receivable	24,632	18,590
Prepaid expenses and other current assets	7,757	5,417
Total current assets	239,389	274,167
Non-current assets:
Property, equipment and software, net	16,785	15,670
Goodwill	9,032	9,032
Intangibles, net	4,500	5,129
Restricted cash	13,754	10,971
Other assets	1,106	755
Total assets	$284,566	$315,724
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$15,965	$14,533
Customer liabilities	12,338	11,540
Line of credit	—	28,000
Total current liabilities	28,303	54,073
Non-current liabilities:
Other non-current liabilities	6,169	5,885
Total liabilities	34,472	59,958
Commitments and Contingencies (Note 11)
Stockholders’ equity:
Common stock, $0.0001 par value, 500,000,000 shares authorized; issued and outstanding 39,554,634 and 38,592,808 shares at September 30, 2015 and December 31, 2014, respectively	4	4
Additional paid-in capital	353,060	339,169
Accumulated other comprehensive loss	(6)	(55)
Accumulated deficit	(102,964)	(83,352)
Total stockholders’ equity	250,094	255,766
Total liabilities and stockholders’ equity	$284,566	$315,724

See accompanying notes to consolidated financial statements.

XOOM CORPORATION AND SUBSIDIARIES

Consolidated Statements of Operations

(In thousands, except per share data)

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
	(unaudited)

Revenue	$42,431	$39,416	$133,176	115,198
Cost of revenue	14,554	11,121	39,936	33,676
Gross profit	27,877	28,295	93,240	81,522
Marketing	9,977	7,193	30,426	23,331
Technology and development	11,758	10,018	34,978	26,669
Customer service and operations	5,021	4,403	14,428	12,748
General and administrative	16,639	5,741	31,769	15,716
Total operating expense	43,395	27,355	111,601	78,464
Income (loss) from operations	(15,518)	940	(18,361)	3,058
Other income (expense):
Interest expense	(370)	(351)	(1,064)	(1,023)
Interest income	83	59	231	204
Other income (expense)	(165)	(220)	(295)	(30)
Income (loss) before income taxes	(15,970)	428	(19,489)	2,209
Provision for income taxes	43	30	123	61
Net income (loss)	$(16,013)	$398	$(19,612)	2,148
Net income (loss) per share:
Basic	$(0.41)	$0.01	$(0.50)	0.06
Diluted	$(0.41)	$0.01	$(0.50)	0.05
Weighted-average shares used to compute net income (loss) per share:
Basic	39,448	38,347	39,147	38,085
Diluted	39,448	41,765	39,147	41,701

See accompanying notes to consolidated financial statements.

XOOM CORPORATION AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

(In thousands)

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
	(unaudited)

Net income (loss)	$(16,013)	$398	$(19,612)	$2,148
Unrealized gain (loss) on marketable securities, net of taxes of $0	21	(11)	49	(20)
Total comprehensive income (loss)	$(15,992)	$387	$(19,563)	$2,128

See accompanying notes to consolidated financial statements.

XOOM CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(In thousands)

	Nine months ended September 30,
	2015	2014
	(unaudited)
Cash flows from operating activities:
Net income (loss)	$(19,612)	$2,148
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Stock-based compensation	10,031	6,876
Depreciation and other amortization expense	3,539	2,719
Amortization of acquired intangible	611	611
Impairment charges and loss on disposal of long-lived assets	100	312
Amortization of net premium on investments	652	1,073
Amortization of warrant issuance costs	16	16
Changes in operating assets and liabilities:
Disbursement prefunding	16,608	(45,041)
Customer funds receivable	(6,042)	(17,093)
Prepaid expenses and other current assets	(2,282)	(868)
Other assets	108	288
Customer liabilities	799	10,501
Accounts payable and accrued expenses	2,366	864
Other non-current liabilities	284	1,945
Net cash provided by (used in) operating activities	7,178	(35,649)

Cash flows from investing activities:
Purchase of property, equipment and software	(4,630)	(10,793)
Purchase of short-term investments	(73,502)	(108,896)
Proceeds from sales and maturities of short-term investments	97,061	109,269
Cash paid in business combination, net of cash received	(1,500)	(8,874)
Change in restricted cash	(2,783)	(3,154)
Net cash provided by (used in) investing activities	14,646	(22,448)

Cash flows from financing activities:
Proceeds from exercise of common stock options	4,983	3,003
Excess tax benefit related to stock-based compensation	—	23
Taxes paid related to net share settlement	(1,197)	—
Net borrowings (repayments) under line of credit	(28,000)	38,000
Net cash provided by (used in) financing activities	(24,214)	41,026

Net decrease in cash and cash equivalents	(2,390)	(17,071)

Cash and cash equivalents, beginning of period	67,216	110,979
Cash and cash equivalents, end of period	$64,826	$93,908

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$114	$2
Cash paid for interest	$782	$767
Cash received from refund of income taxes	$17	$—
Supplemental disclosure of non-cash investing and financing activities:
Issuance of common stock in connection with acquisition of BlueKite, LTD	$—	$4,470
Purchases of property and equipment in accounts payable and accrued expenses	$808	$2,225

See accompanying notes to consolidated financial statements.

Xoom Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(unaudited)

(1)  Business and Basis of Presentation

(a)  Business Overview

Xoom Corporation and its subsidiaries (together, “Xoom” or the “Company”) is a leader in the digital consumer-to-consumer international money transfer industry. Xoom provides its customers with fast and convenient ways to send money to, pay bills for and send prepaid mobile phone reloads to family and friends around the world using their bank account, credit card or debit card.  We offer money transfer services from the United States to 39 countries, cross-border bill payment services from the United States to six countries and prepaid mobile phone reload services in 22 countries.

Xoom was incorporated in California in June 2001 and reincorporated in Delaware in November 2012. The Company’s corporate headquarters is located in San Francisco, California.

(b)  Proposed Acquisition by PayPal, Inc.

On July 1, 2015, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with PayPal, Inc. (“Parent”), Timer Acquisition Corp., a wholly-owned subsidiary of Parent (“Merger Sub”), and PayPal Holdings, Inc., the ultimate parent entity of Parent and Merger Sub (“PayPal”). The Merger Agreement provides that upon the closing of the transaction, the Company will become a wholly-owned subsidiary of Parent (the “Merger”).  The Merger is conditioned upon, among other things, the expiration or termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (the “HSR Act”). The waiting period under the HSR Act expired on August 14, 2015. The Company’s stockholders approved the adoption of the Merger Agreement at a special meeting of stockholders held on September 4, 2015. The Merger remains subject to the satisfaction or waiver of customary closing conditions and the receipt of certain regulatory consents relating to Xoom's money transmitter licenses.

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

 (d) Recently Issued Accounting Guidance

In May 2014, the Financial Accounting Standard Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers,” which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The new standard is effective for the Company on January 1, 2018. Early application is permitted after January 1, 2017. The standard permits the use of either the retrospective or cumulative effect transition method. The Company is evaluating the impact of this accounting guidance on its consolidated financial statements.

In April 2015, the FASB issued ASU No. 2015-03, “Simplifying the Presentation of Debt Issuance Costs,” which requires that debt issuance costs be presented in the consolidated balance sheet as  a direct deduction from the carrying amount of debt liability, consistent with debt discounts. This new accounting guidance is effective for the Company on January 1, 2016. The Company is evaluating the impact of adopting this new accounting guidance on its consolidated financial statements. Given the absence of authoritative guidance within ASU No. 2015-03 for debt issuance costs related to line-of-credit arrangements, in June 2015, the FASB issued ASU No. 2015-15, "Interest - Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements.” This standard states that the SEC staff will not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing these costs. This guidance is effective for the Company on January 1, 2016, and must be applied on a retrospective basis with early adoption permitted. The Company is evaluating the impact of this accounting guidance on its consolidated financial statements.

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

The Company elected to early adopt ASU No. 2015-07 in the second quarter of 2015.  Because the Company measures money market funds using NAV, the assignment of fair value hierarchy to money market funds has been removed in all periods presented in these consolidated interim financial statements.

(2)  Short-term Investments

Short-term investments, classified as available for sale, are stated at fair value. Determination of the fair values of each short-term investment is further discussed in Note (3) below.

As of September 30, 2015, the fair value of the Company’s short-term investments was as follows (in thousands):

	September 30, 2015
	Amortized cost	Unrealized gains	Unrealized loss	Fair value
	(unaudited)
U.S. agency notes	$25,281	$3	$(1)	$25,283
Corporate bonds	27,027	1	(10)	27,018
Commercial paper	20,313	1	—	20,314
Marketable securities	72,621	5	(11)	72,615
Certificates of deposit	15,000	—	—	15,000
Total short-term investments	$87,621	$5	$(11)	$87,615

As of December 31, 2014, the fair value of the Company’s short-term investments was as follows (in thousands):

	December 31, 2014
	Amortized cost	Unrealized gains	Unrealized loss	Fair value
U.S. agency notes	$33,489	$—	$(13)	$33,476
Corporate bonds	44,025	3	(44)	43,984
Commercial paper	31,318	—	(1)	31,317
Marketable securities	108,832	3	(58)	108,777
Certificates of deposit	3,000	—	—	3,000
Total short-term investments	$111,832	$3	$(58)	$111,777

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

Cash equivalents and short-term investments are measured at fair value on a recurring basis. The following table indicates the fair value hierarchy of the valuation for the Company’s cash equivalents and short-term investments, except money market funds which are valued using NAV and are not required to be assigned with a fair value hierarchy level according to ASU 2015-07 (in thousands):

	September 30,	Fair Value Measured Using
	2015	Level 1	Level 2	Level 3
	(unaudited)
Cash equivalents:
Money market funds (1)	$36,292
Total	$36,292	$—	$—	$—

Short-term investments:
U.S. agency notes	$25,283	—	25,283	—
Corporate bonds	27,018	—	27,018	—
Commercial paper	20,314	—	20,314	—
Certificates of deposit	15,000	—	15,000	—
Total	$87,615	$—	$87,615	$—

	December 31,	Fair Value Measured Using
	2014	Level 1	Level 2	Level 3
Cash equivalents:
Money market funds (1)	$37,544
U.S. agency notes	101	$—	$101	$—
Corporate bonds	200	—	200	—
Commercial paper	3,000	—	3,000	—
Total	$40,845	$—	$3,301	$—

Short-term investments:
U.S. agency notes	$33,476	—	33,476	—
Corporate bonds	43,984	—	43,984	—
Commercial paper	31,317	—	31,317	—
Certificates of deposit	3,000	—	3,000	—
Total	$111,777	$—	$111,777	$—

(1)	A fair value hierarchy level was not assigned because money market funds were measured at fair value using NAV.

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

(4)  Property, Equipment and Software, Net

The following is a summary of property, equipment and software at cost, less accumulated depreciation and amortization (in thousands):

	September 30,	December 31,
	2015	2014
	(unaudited)

Office furniture and equipment	$10,009	$8,723
Software	7,323	6,004
Leasehold improvements	10,913	9,034
Total	28,245	23,761
Less: accumulated depreciation and amortization	(11,460)	(8,091)
Property, equipment and software, net	$16,785	$15,670

Depreciation and amortization expense of $1.2 million and $3.5 million were recorded for the three and nine months ended September 30, 2015, respectively. Depreciation and amortization expense of $1.1 million and $2.7 million were recorded for the three and nine months ended September 30, 2014, respectively.

(5)  Goodwill and Other Intangible Assets

In connection with the acquisition of BlueKite, LTD (the “BlueKite Acquisition”) on January 10, 2014 (the “Closing Date”), the Company recorded $9.0 million of goodwill and $5.7 million of developed technology. There were no changes in the carrying amount of goodwill during the three and nine months ended September 30, 2015.  Developed technology is classified as an intangible asset and is being amortized on a straight-line basis over an estimated useful life of seven years.

As of September 30, 2015 and December 31, 2014, the gross accumulated amortization of the developed technology asset was $1.4 million and $0.8 million, respectively.

Amortization expense related to the acquired intangible asset for both the three-month periods ended September 30, 2015 and 2014 was $0.2 million, and for both the nine-month periods ended September 30, 2015 and 2014 was $0.6 million, and was included in technology and development expense in the consolidated statements of operations.

In accordance with the terms of the BlueKite Acquisition agreement, the Company issued payments to the selling stockholders in the amount of $1.5 million in July 2015. The $1.5 million was a component of the $14.9 million BlueKite Acquisition purchase price, which was held back for 18 months following the Closing Date to satisfy any unresolved claims that may have arisen during the holdback period. In October 2015, the remaining 50% of the contingent common stock equity under the BlueKite Acquisition agreement was issued to selling stockholders pursuant the terms of the BlueKite Acquisition agreement and the Merger Agreement.

(6)  Accounts Payable and Accrued Expenses

The following is a summary of accounts payable and accrued expenses (in thousands):

	September 30,	December 31,
	2015	2014
	(unaudited)

Accounts payable	$1,014	$979
Accrued processing and disbursement costs	3,282	2,793
Accrued marketing expense	2,205	3,421
BlueKite Acquisition holdback liability	—	1,500
Accrued professional services	1,768	1,294
Disbursement payable	2,966	291
Accrued payroll and employee benefits	1,727	1,307
Other accrued expenses	3,003	2,948
Total accounts payable and accrued expenses	$15,965	$14,533

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

(unaudited)
Balance as of December 31, 2014	$189
Additions to expense	9,871
Losses incurred, net of recoveries	(9,741)
Balance as of September 30, 2015	$319

(7)  Line of Credit

In September 2013, the Company entered into an Amended and Restated Credit Agreement (the “Restated Loan Agreement”) with Silicon Valley Bank (“SVB”) and other lenders. The Restated Loan Agreement added additional lenders, increased the available borrowing amount to $150.0 million through September 2016 and changed certain of the financial provisions. The Company is required to repay the outstanding principal balance under the line of credit in full at least once every eight business days. Under the Restated Loan Agreement, the Company pays a fee of 0.50% per annum for the daily unused portions of the line of credit. The interest rate at September 30, 2015 and December 31, 2014 was 4.25%. In 2013, the Company paid SVB a one-time commitment fee of $430,000 and  a one-time arrangement fee of 0.30% of the amount available under the line of credit. These expenses are being amortized over the period of the Restated Loan Agreement.  In addition, the Company pays an annual administration fee of $45,000.

SVB issued a standby letter of credit for $15.0 million in May 2013 which satisfied an additional collateral requirement to maintain the Company’s India operations. SVB issued a $3.9 million letter of credit in January 2014 as a security deposit for the Company’s office lease.

As of September 30, 2015, the Company had $131.1 million available under its $150.0 million line of credit, reflecting $18.9 million reserved under the two letters of credit. There was zero outstanding under the line of credit as of September 30, 2015. As of December 31, 2014, the Company had $103.1 million available under its $150.0 million line of credit, reflecting $28.0 million outstanding under the line of credit and $18.9 million reserved under the two letters of credit.

(8)  Income Taxes

The Company’s income tax provisions for the three months ended September 30, 2015 and 2014 were $43,000 and $30,000, respectively, and the income tax provisions for the nine months ended September 30, 2015 and 2014 were $123,000 and $61,000, respectively, which were primarily attributable to U.S. state and foreign income taxes.

The Company’s effective income tax rates were (0.3%) and 7.0% for the three months ended September 30, 2015 and 2014, respectively, and (0.6%) and 2.8% for the nine months ended September 30, 2015 and 2014, respectively. Calculation of the effective tax rate for both periods includes a non-cash valuation allowance recorded against the Company’s deferred tax assets, which partially offsets a tax benefit resulting from the operating loss generated in the period.

(9)  Stock-based Compensation

The Company may grant stock options to purchase shares of its common stock, restricted stock units (“RSUs”), performance-based restricted stock units (“PSUs”) or common stock awards to its employees and non-employee directors. Stock‑based compensation expense included in the Company’s consolidated statements of operations during the periods presented is as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
	(unaudited)
Stock-based compensation expense:
Marketing	$322	$252	$977	$751
Technology and development	1,170	929	3,350	2,335
Customer service and operations	335	215	937	617
General and administrative	1,719	1,223	4,767	3,173
Total stock-based compensation	$3,546	$2,619	$10,031	$6,876

(a)  Stock Options

The fair value of options granted was estimated at the date of the grant using a Black-Scholes option-pricing model. The following table presents the weighted-average assumptions used in estimating the fair value of options granted during the periods presented:

	Three months ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(unaudited)
Expected term (in years)	—	—	6.0	6.2
Risk-free interest rate	—	—	1.65%	2.03%
Dividend yield	—	—	None	None
Volatility rate	—	—	35%	43%

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

The following table presents the stock option activity and related information for the nine months ended September 30, 2015:

		Weighted-	Weighted-	Aggregate
		Average	Average	Intrinsic
	Options	Exercise	Contractual Term	Value
	Outstanding	Price	(In Years)	(in Millions)
	(unaudited)
Outstanding as of December 31, 2014	6,132,641	$11.62	6.17	$50.4
Granted	685,690	16.27
Exercised (1)	(808,700)	6.16
Forfeited or cancelled	(325,729)	16.35
Outstanding as of September 30, 2015	5,683,902	$12.69	6.00	$72.2
Exercisable as of September 30, 2015	3,672,116	$9.86	4.91	$56.5
Vested and expected to vest as of September 30, 2015	5,656,899	$12.65	5.99	$72.1

(1) Exercised options in the table above included both settled and unsettled exercises during the nine months ended September 30, 2015.

The following table presents the total intrinsic value of stock options exercised and the weighted-average grant date fair value of stock options granted for the periods presented:

	Three months ended September 30,		Nine months ended September 30,
(In millions except per share data)	2015	2014	2015	2014
	(unaudited)		(unaudited)
Total intrinsic value of stock options exercised	$2.9	$4.5	$10.2	$15.9
Weighted-average per share grant date fair value of stock options granted	$—	$—	$6.02	$11.71

As of September 30, 2015, there was $14.2 million of total unrecognized compensation expense related to option grants, which is expected to be recognized over a weighted-average remaining period of 2.3 years.

(b)  Restricted Stock Units and Performance-based Restricted Stock Units

The fair value of RSUs is equal to the closing market price of the Company’s common stock on the date of grant. Stock-based compensation expense is amortized on a straight-line basis over the requisite service period, which is generally four years.

In February 2015, the Company granted PSUs to certain employees, which contain both service and performance requirements. The number of PSUs that will ultimately vest will range from 0% to 170% of the target amount depending on the actual level of achievement within the specified performance bands for the year ended December 31, 2015. The performance condition will be evaluated quarterly to determine the probable level of achievement within specified performance bands as defined in the PSU agreement. Stock-based compensation expense related to PSUs is amortized over a graded vesting period of three years. Changes in the quarterly estimate of probable achievement impact the total amount of stock-based compensation expense on a cumulative basis. Pursuant to the PSU agreements and to the Merger Agreement, after the Merger closes,  an employee who was granted PSUs will be credited with RSUs at 100% of the target amount.

The following table shows a summary of RSU and PSU activity for the nine months ended September 30, 2015:

	RSUs		PSUs
		Weighted-			Weighted-
		Average			Average
		Grant Date			Grant Date
(unaudited)	Shares	Fair Value	Shares		Fair Value
Unvested as of December 31, 2014	497,020	$19.40	—		$—
Granted	606,582	18.47	397,800	(1)	15.71
Vested	(145,215)	17.84	—		—
Forfeited	(108,404)	18.84	—		—
Unvested as of September 30, 2015	849,983	$19.07	397,800		$15.71

(1) Represents the maximum number of performance units which could be earned.

The following table presents the total fair value and the aggregate intrinsic value of RSUs vested and the weighted-average grant date fair value of RSUs granted for the periods presented:

	RSUs
	Three months ended September 30,		Nine months ended September 30,
(In millions, except per share data)	2015	2014	2015	2014
	(unaudited)		(unaudited)
Total fair value of shares vested	$1.0	$—	$2.8	$—
Total aggregate intrinsic value of shares vested	$1.1	$—	$2.8	$—
Weighted-average per share grant date fair value of shares granted	$24.79	$24.21	$18.47	$20.73

The weighted-average per share grant-date fair value of PSUs granted was $15.71 during the nine months ended September 30, 2015. There were no PSUs granted during the three months ended September 30, 2015.  No PSUs vested during any of the periods presented.

As of September 30, 2015, there was $13.0 million of total unrecognized compensation expense related to RSUs, which is expected to be recognized over a weighted-average remaining period of 3.1 years. Based on estimated level of achievement as of September 30, 2015, there was $0.7 million of total unrecognized compensation expense related to PSUs, which is expected to be recognized over a weighted-average remaining period of 1.6 years.

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

The following table presents the calculation of earnings (loss) per share (in thousands, except per share data):

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
	(unaudited)
Basic earnings (loss) per share:
Numerator:
Net income (loss)	$(16,013)	$398	$(19,612)	$2,148
Denominator:
Weighted-average common shares	39,448	38,347	39,147	38,085
Basic earnings (loss) per share	$(0.41)	$0.01	$(0.50)	$0.06

Diluted earnings per share:
Numerator:
Net income (loss)	$(16,013)	$398	$(19,612)	$2,148
Denominator:
Weighted-average common shares	39,448	38,347	39,147	38,085
Weighted-average dilutive stock options and RSUs	—	3,330	—	3,531
Contingent stock due to BlueKite Acquisition	—	88	—	85
Weighted-average common shares and equivalents	39,448	41,765	39,147	41,701
Diluted earnings (loss) per share	$(0.41)	$0.01	$(0.50)	$0.05

The following securities have been excluded from the calculation of diluted earnings (loss) per share of common stock for the periods presented because their effect would have been anti-dilutive (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
	(unaudited)
Stock options outstanding	5,685	1,917	5,935	1,913
Unvested RSUs	850	97	785	56
Contingent stock due to BlueKite Acquisition	44	—	44	—
Total common stock equivalents	6,579	2,014	6,764	1,969

(11)  Commitments and Contingencies

(a)  Operating Leases

Pursuant to the terms of the lease agreement for the Company’s corporate headquarters, the Company took possession of additional office space in the same building in February 2015. The term of the lease for the additional space will expire in 2024.

 (b)  Litigation

The Company is involved from time to time in various legal proceedings in the normal course of business that individually or in the aggregate would not have a material effect on its results of operations or financial position. On January 6, 2015, the Company, John Kunze and Ryno Blignaut were sued in a putative class action lawsuit, captioned Alexander Liu v. Xoom Corporation, et al., Case No. CGC-15-543531, filed in San Francisco Superior Court by purported stockholders of the Company, in connection with its January 5, 2015 announcement that the Company was the victim of criminal fraud resulting in the transfer of $30.8 million in corporate cash to overseas accounts. On February 6, 2015, the lawsuit was removed to federal court in the Northern District of California, and assigned the case number 5:15-cv-00602-LHK. On March 11, 2015, the Company, John Kunze and Ryno Blignaut were sued in a putative class action lawsuit captioned Patrick Andrew Barrett v. Xoom Corp., et al., Case No. CGC-15-544655, also filed in San Francisco Superior Court by purported stockholders of the Company. On March 20, 2015, the lawsuit was removed to federal court in the Northern District of California, and assigned the case number 5:15-cv-01319. On June 25, 2015, the federal court remanded the Liu and Barrett actions back to the San Francisco Superior Court. On September 28, 2015, an amended complaint was filed in the Liu action naming a different plaintiff, Duncan C. Leuenberger. On October 6, 2015, an amended complaint was filed in the Barrett action.

The Liu and Barrett lawsuits allege that the Company and Messrs. Kunze and Blignaut violated federal securities laws by misrepresenting and/or omitting information in the offering materials distributed in connection with the Company’s February 2013 initial public offering and September 2013 follow-on offering.  The lawsuits seek unspecified damages and attorneys’ fees and costs.

Between July 8, 2015 and July 16, 2015, four purported class action lawsuits were filed against Xoom and its directors, PayPal, Inc., Timer Acquisition Corp. and PayPal Holdings, Inc. in connection with the proposed Merger between Xoom and PayPal in the Delaware Chancery Court, captioned Booth Family Trust v. Xoom Corporation et al., C.A. No. 11263 (July, 8, 2015), King v. Xoom Corporation et al., C.A. No. 11273 (July 9, 2015), Beverly v. Kunze et al., C.A. No. 11285 (July 13, 2015) and Torres v. Xoom Corporation et al., C.A. No. 11301 (July 16, 2015).  On July 17, 2015, the Delaware Court of chancery issued an order consolidating all of the actions into one matter captioned In re Xoom Corporation Stockholder Litigation, Consolidated C.A. No. 11263-VCP. On July 29, 2015, plaintiffs in the consolidated action filed a consolidated class action complaint against us and our directors, PayPal, Timer Acquisition Corp., and PayPal Holdings. On August 5, 2015, plaintiffs in the consolidated action filed a motion for expedited proceedings, seeking certain discovery on an expedited basis, and a motion for a preliminary injunction barring defendants from taking any action to consummate the proposed merger. On August 14, 2015, the Delaware Court of Chancery denied plaintiffs’ motion for expedited proceedings. On October 20, 2015, plaintiffs notified the Court that they intend to voluntarily dismiss the case.

The consolidated class action complaint alleges that Xoom’s directors breached their fiduciary duties to Xoom stockholders, and that the other defendants aided and abetted such breaches, by seeking to sell Xoom through an allegedly unfair process and for an unfair price and on unfair terms. In addition, the consolidated class action complaint alleges that Xoom’s directors breached their fiduciary duties with respect to the contents of the preliminary proxy statement filed with the SEC on July 21, 2015. The consolidated class action complaint seeks, among other things, equitable relief that would enjoin the consummation of the Merger, rescission of the Merger Agreement (to the extent it has already been implemented) or rescissory damages, and attorneys’ fees and costs.

Although the ultimate outcome of litigation cannot be predicted with certainty, the Company believes that these lawsuits are without merit and intends to defend against the actions vigorously.  The Company believes that any liability resulting from these lawsuits will not have a material adverse effect on its business, financial condition or results of operations.

(c)  Merger Agreement

The Company incurred $9.4 million and $10.7 million of Merger-related expenses during the three and nine months ended September 30, 2015, respectively, which were recognized as general and administrative expenses. The Company expects to incur an additional $0.2 million in Merger-related expenses that are not contingent upon the closing of the Merger.  These expenses will likely be recognized during the period ending December 31, 2015. In addition, should the Merger close, the Company expects to incur additional expenses of approximately $14.2 million in connection with closing.  Total Merger-related expenses, contingent and non-contingent, are anticipated to be approximately $25.1 million.

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

Overview

We are a leader in the digital consumer-to-consumer international money transfer industry. Our customers use Xoom to send money to, pay bills for and send prepaid mobile phone reloads for family and friends around the world. We offer money transfer services from the United States to 39 countries, cross-border bill payment services from the United States to six countries and prepaid mobile phone reload services in 22 countries. Since January 1, 2010, our customers have used Xoom to send $23.5 billion,  including $5.3 billion for the nine months ended September 30, 2015. We believe we create significant value for our customers by providing a convenient, fast and cost-effective solution for international money transfers, cross-border bill payments and prepaid mobile phone reload services.

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

We believe our business model is characterized by predictable and recurring revenue from our large and growing base of new and repeat customers.  Revenue from our repeat customers continued to be over 90% of our total revenue for the nine months ended September 30, 2015. During the nine months ended September 30, 2015, we continued to experience revenue growth as compared to the same period in 2014 as our active customers expanded.  Revenue increased to $133.2 million for the nine months ended September 30, 2015 from $115.2 million for the nine months ended September 30, 2014.

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

During the nine months ended September 30, 2015, 63% of our transactions were sent via mobile devices as compared to 49% in the same period in the prior year. During the twelve months ended September 30, 2015, 65% of our active customers sent a transaction from a mobile device, as compared to 55% in the same period in the prior year. During the nine months ended September 30, 2015, more than $2.3 billion of our gross sending volume was sent from mobile devices which represented growth of approximately 41% compared to the same period in the prior year.

During the three months ended September 30, 2015, we launched the following new initiatives to enhance our customer experience and expand our reach in new markets:

•	Expansion into Singapore, which enables our customers to deposit funds into bank accounts via their U.S. bank accounts, credit cards or debit cards.
•	Launched Vietnamese-language desktop and mobile sites to support our Vietnam business.

On July 1, 2015, we entered into an Agreement and Plan of Merger, or the Merger Agreement, under which PayPal, Inc. will acquire us for $25 per share in cash, or the Merger. The Merger was unanimously approved by the Boards of Directors of both companies, as well as the Board of Directors of eBay Inc., PayPal, Inc.'s parent company on the date of the Merger Agreement.  The waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, or HSR Act, expired on August 14, 2015. The Company’s stockholders approved the adoption of the Merger Agreement at a special meeting of stockholders held on September 4, 2015. The Merger remains subject to the satisfaction or waiver of customary closing conditions and the receipt of certain regulatory consents relating to Xoom's money transmitter licenses.

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

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Gross Sending Volume (in thousands)	$1,930,646	$1,718,499	$5,329,627	$5,100,532
Transactions	4,260,359	3,197,129	11,692,900	9,285,967
Active Customers	1,473,859	1,221,733	1,473,859	1,221,733
Gross Additional Customers	186,268	118,964	500,190	409,334
Cost Per Acquisition of a Gross Additional Customer	$43	$44	$48	$45
Adjusted EBITDA (in thousands)	$(1,285)	$4,955	$6,356	$13,546

Gross Sending Volume.  We define gross sending volume, or GSV, as the total principal amount of funds sent by our customers in a given period for money transfers, bill payments and prepaid mobile phone reloads, excluding our fees. A percentage of GSV does not ultimately get paid out to recipients due to a variety of reasons, most notably customer cancellations, our risk management decisions and customer error. In the periods presented, this percentage has ranged from 2.37% to 3.42%. Our GSV increased 12% for the three months ended September 30, 2015 and increased 4% for the nine months ended September 30, 2015, compared to the same periods in the prior year.  The amount sent by some of our customers depends in large part on the value of the local currency relative to the U.S. dollar.

Our foreign exchange spreads vary by country, but have typically ranged from approximately 1% to 3% of a transaction’s principal send amount.  Toward the end of the second quarter of 2015, we began testing lower foreign exchange spreads for our Indian business, where we face strong competition. These tests have included foreign exchange spreads below our historical range.  We continued to test lower foreign exchange spreads to India in the third quarter of 2015 and expect to continue to do so, and to operate our Indian business on lower foreign exchange rates going forward, with the goal of increasing customer acquisition rates and GSV to India.  Lower foreign exchange spreads have and will continue to impact our revenue and margins.

Transactions.  This represents the total number of transactions sent by our customers in a given period.  A small percentage of transactions do not ultimately get paid out to recipients due to a variety of reasons, most notably customer cancellations, our risk management decisions and customer error.  Our transactions increased 33% for the three months ended September 30, 2015 and increased 26% for the nine months ended September 30, 2015, compared to the same periods in the prior year. The increase in the number of transactions in the three months ended September 30, 2015 was higher than the growth in GSV due to a higher percentage of transactions to countries with a lower average transaction amount.

Active Customers.  We define active customers as the number of customers who have sent at least one transaction during a trailing twelve month period.  A gross additional customer with one transaction during a trailing twelve month period would also be included as an active customer in the same period.  Our active customers increased 21% for the nine months ended September 30, 2015 compared to the same period in the prior year.

Gross Additional Customers. We define gross additional customers as customers who, during a given period, have sent their first transaction in a trailing twelve month period. As more fully described in our Annual Report, gross additional customers include both new customers and win-back customers. A gross additional customer can only be counted as a gross additional customer once in twelve months. Our gross additional customer growth increased 57% and 22% for the three and nine months ended September 30, 2015, respectively, compared to the same periods in the prior year.

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

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
	(in thousands)
Reconciliation of Adjusted EBITDA:
Net income (loss)	$(16,013)	$398	$(19,612)	$2,148
Provision for income taxes	43	30	123	61
Interest expense	370	351	1,064	1,023
Interest income	(83)	(59)	(231)	(204)
Amortization of acquired intangible	204	204	611	611
Depreciation and other amortization expense	1,232	1,412	3,639	3,031
Stock-based compensation	3,546	2,619	10,031	6,876
Merger-related cost	9,416	—	10,731	—
Adjusted EBITDA	$(1,285)	$4,955	$6,356	$13,546

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

Our foreign exchange revenue is derived from the difference between our cost to buy local currency and the price at which we sell the currency, referred to as our foreign exchange spread. Our foreign exchange spreads vary by country, but have historically ranged from approximately 1% to 3% of a transaction’s principal send amount.  Toward the end of the second quarter of 2015, we began testing lower foreign exchange spreads for our Indian business, where we face strong competition. These tests have included foreign exchange spreads below our historical range.  We continued to test lower foreign exchange spreads to India in the third quarter of 2015 and expect to continue to do so and to operate our Indian business on lower foreign exchange rates going forward, with the goal of increasing customer acquisition rates and GSV to India.  Lower foreign exchange spreads have and will continue to impact our revenue and margins.

Cost of Revenue.  Our cost of revenue includes fees paid to disbursement partners for paying funds to the recipient, paying bills to utility providers or processing prepaid mobile phone reloads, provision for transaction losses, fees paid to payment processors for funding transactions and the costs of certain promotional activities to acquire gross additional customers, including referees as described below under “—Marketing Expense.” We expect our cost of revenue to increase on an absolute basis for the foreseeable future as we continue to grow our business.

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

General and Administrative Expense.  Our general and administrative expense consists of employee compensation and related costs for our executives, finance, legal, compliance policy, human resources and other administrative employees, outside consulting, legal and accounting services and facilities and other supporting overhead costs not allocated to other departments,  including Merger-related cost. We expect to incur additional expenses for the foreseeable future to support our continuing growth.

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

(Benefit) Provision for Income Taxes.    (Benefit) provision for income taxes consists of state income taxes in the United States and foreign taxes.  We have not been required to pay U.S. federal income taxes to date because of our current and accumulated net operating losses which totaled $94.9 million as of December 31, 2014.  Since inception, we have only been required to pay minimal state income taxes. As of September 30, 2015, we have a full valuation allowance against our deferred tax assets. We continue to assess the need for a valuation allowance on the deferred tax assets by evaluating all positive and negative evidence. Based on historical and projected operating performance, we believe that it is more likely than not that the deferred tax assets will not be realized in subsequent quarters. We may fully release the deferred tax valuation allowance in a future period to the extent we expect that our operations will generate sufficient taxable income in future periods. Significant judgment is required in making this assessment, and it is very difficult to predict when our assessment may conclude that the deferred tax assets are realizable. Any adjustment to the deferred tax asset valuation allowance will be recorded in the income statement during the period in which the adjustment is determined to be required.

For the three months ended September 30, 2015, tax expense was $43,000, which consisted of $17,000 of U.S. state income taxes and $26,000 of foreign income taxes. For the nine months ended September 30, 2015, tax expense was $123,000 which consisted of $57,000 of U.S. state income taxes and $66,000 of foreign income taxes. For the three months ended September 30, 2014, tax expense was $30,000, which consisted of $19,000 of U.S. state income taxes and $11,000 of foreign income taxes. For the nine months ended September 30, 2014, tax expense was $61,000 which consisted of $38,000 of U.S. state income taxes and $23,000 of foreign income taxes.

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

Recently Issued Accounting Guidance

On May 28, 2014, the Financial Accounting Standard Board (FASB) issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The new standard is effective for the Company on January 1, 2018. Early application is permitted after January 1, 2017. The standard permits the use of either the retrospective or cumulative effect transition method. We are evaluating the impact of this accounting guidance on our consolidated financial statements.

In April 2015, the FASB issued ASU No. 2015-03, “Simplifying the Presentation of Debt Issuance Costs,” which requires that debt issuance costs be presented in the balance sheet as a direct deduction from the carrying amount of debt liability, consistent with debt discounts.  This new accounting guidance is effective on January 1, 2016. We are evaluating the impact of adopting this new accounting guidance on our consolidated financial statements. Given the absence of authoritative guidance within ASU No. 2015-03 for debt issuance costs related to line-of-credit arrangements, in June 2015, the FASB issued ASU No. 2015-15, "Interest - Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements.” This standard states that the SEC staff will not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing these costs. This guidance is effective on January 1, 2016, and must be applied on a retrospective basis with early adoption permitted. We are evaluating the impact of this accounting guidance on our consolidated financial statements.

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

In May 2015, the FASB issued ASU No. 2015-07, “Disclosures for Investments in Certain Entities that Calculate Net Asset Value Per Share (or its Equivalent),” which removes the requirement to categorize within the fair value hierarchy all investments for which fair values are estimated using the net asset value per share, or NAV, provided by ASC 820, Fair Value Measurement. The ASU also removes the requirement to make certain disclosures for all investments that are eligible to be measured at fair value using NAV. Those disclosures are limited to investments for which the entity has elected to measure the fair value using that practical expedient. This ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2015, with retrospective application to all periods presented. Early adoption is permitted. We elected to early adopt the announcement in the second quarter of 2015.  Because we measure money market funds using NAV, we have removed the assignment of fair value hierarchy to money market funds in all periods presented in these consolidated interim financial statements.

Results of Operations

The following table sets forth our results of operations in dollars for the periods presented.  The period-to-period comparison of financial results is not necessarily indicative of future results.

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
	(unaudited)
	(in thousands)
Consolidated Statements of Operations Data:
Revenue	$42,431	$39,416	$133,176	$115,198
Cost of revenue	14,554	11,121	39,936	33,676
Gross profit	27,877	28,295	93,240	81,522
Marketing	9,977	7,193	30,426	23,331
Technology and development	11,758	10,018	34,978	26,669
Customer service and operations	5,021	4,403	14,428	12,748
General and administrative	16,639	5,741	31,769	15,716
Total operating expense	43,395	27,355	111,601	78,464
Income (loss) from operations	(15,518)	940	(18,361)	3,058
Other income (expense):
Interest expense	(370)	(351)	(1,064)	(1,023)
Interest income	83	59	231	204
Other income (expense)	(165)	(220)	(295)	(30)
Income (loss) before income taxes	(15,970)	428	(19,489)	2,209
Provision for income taxes	43	30	123	61
Net income (loss)	$(16,013)	$398	$(19,612)	$2,148

Revenue

	Three months ended September 30,			Nine months ended September 30,
	2015	2014	% Change	2015	2014	% Change
	(dollars in thousands)
	(unaudited)
Revenue	$42,431	$39,416	8%	$133,176	$115,198	16%

Revenue for the three months ended September 30, 2015 increased $3.0 million, or 8%, compared to the three months ended September 30, 2014. The increase was primarily due to a 21% increase in active customers, which included 186,268 gross additional customers during the three months ended September 30, 2015, offset by a 9% decrease in revenue per average active customer. The decrease in revenue per average active customer was primarily due to our lower foreign exchange spreads in India for the three months ended September 30, 2015, compared with the same period in the prior year, as discussed under “–Key Metrics”.

In the nine months ended September 30, 2015, revenue increased $18.0 million, or 16%, compared to the nine months ended September 30, 2014. The increase was primarily due to a 21% increase in active customers, which included 500,190 gross additional customers during the nine months ended September 30, 2015, offset by a 4% decrease in revenue per average active customer. The decrease in revenue per average active customer was primarily due to our lower foreign exchange spreads in India for the nine months ended September 30, 2015, compared with the same period in the prior year, as discussed under “–Key Metrics”.

Cost of Revenue

	Three months ended September 30,			Nine months ended September 30,
	2015	2014	% Change	2015	2014	% Change
	(dollars in thousands)
	(unaudited)
Cost of revenue	$14,554	$11,121	31%	$39,936	$33,676	19%
Percentage of revenue	34%	28%		30%	29%

Cost of revenue for the three months ended September 30, 2015 increased $3.4 million, or 31%, compared to the three months ended September 30, 2014. The increase in cost of revenue was driven by a $3.1 million increase in processing and disbursement costs to support the 33% increase in transactions, and a $0.3 million increase in promotional advertising, which was classified as cost of revenue in the consolidated statements of operations. As a percentage of revenue, promotional advertising expense classified as cost of revenue fluctuates from period to period due to the nature and timing of marketing programs.

Cost of revenue for the nine months ended September 30, 2015 increased $6.3 million, or 19%, compared to the nine months ended September 30, 2014. The increase in cost of revenue was driven by a $7.5 million increase in processing and disbursement costs to support the 26% increase in transactions, offset by a $0.7 million decrease in promotional advertising, which was classified as cost of revenue in the consolidated statements of operations, and a $0.5 million decrease in transaction losses largely due to lower fraud loss rates.

Marketing Expense

	Three months ended September 30,			Nine months ended September 30,
	2015	2014	% Change	2015	2014	% Change
	(dollars in thousands)
	(unaudited)
Marketing	$9,977	$7,193	39%	$30,426	$23,331	30%
Percentage of revenue	24%	18%		23%	20%

Marketing expense for the three months ended September 30, 2015 increased $2.8 million, or 39%, compared to the three months ended September 30, 2014.  The increase was due to an additional $2.4 million in advertising spend, primarily in television advertising, to drive customer acquisition, $0.3 million in professional consulting services and $0.1 million in personnel-related costs, including stock-based compensation. Marketing expense as a percentage of revenue fluctuates from period to period due to the nature and timing of marketing programs, such as whether promotional advertising is being implemented.

Marketing expense for the nine months ended September 30, 2015 increased $7.1 million, or 30%, compared to the nine months ended September 30, 2014.  The increase was due to an additional $6.3 million in advertising spend, primarily in television advertising, to drive customer acquisition, $0.5 million in professional consulting services and $0.3 million in personnel-related costs, including stock-based compensation.

Technology and Development Expense

	Three months ended September 30,			Nine months ended September 30,
	2015	2014	% Change	2015	2014	% Change
	(dollars in thousands)
	(unaudited)
Technology and development	$11,758	$10,018	17%	$34,978	$26,669	31%
Percentage of revenue	28%	25%		26%	23%

Technology and development expense for the three months ended September 30, 2015 increased $1.7 million, or 17%, compared to the three months ended September 30, 2014. The increase was primarily the result of an increase in personnel-related costs of $0.5 million, including stock-based compensation, due to an increase in the U.S. employee headcount to expand and improve our service, and an increase in personnel-related costs of $0.6 million related to our development center in Guatemala. In addition,  there was an increase of $0.5 million in information technology and infrastructure costs, including increased spend on web hosting services. The remaining $0.1 million was primarily due to an increase in allocated facilities.

Technology and development expense for the nine months ended September 30, 2015 increased $8.3 million, or 31%, compared to the nine months ended September 30, 2014. The increase was primarily the result of an increase in personnel-related costs of $4.1 million, including stock-based compensation, due to an increase in the U.S. employee headcount to expand and improve our service, and an increase in personnel-related costs of $1.4 million related to our development center in Guatemala. In addition,  there was an increase of $1.5 million in information technology and infrastructure costs, including increased spend on web hosting services, and an increase of $0.8 million in allocated facilities, asset depreciation and amortization. The remaining $0.5 million was primarily due to an increase in operational spend, including increased travel spend.

Customer Service and Operations Expense

	Three months ended September 30,			Nine months ended September 30,
	2015	2014	% Change	2015	2014	% Change
	(dollars in thousands)
	(unaudited)
Customer service and operations	$5,021	$4,403	14%	$14,428	$12,748	13%
Percentage of revenue	12%	11%		11%	11%

Customer service and operations expense for the three months ended September 30, 2015 increased $0.6 million, or 14%, compared to the three months ended September 30, 2014. The increase was primarily due to an increase in the volume of transactions we processed, resulting in an increase of $0.3 million in personnel-related costs including stock-based compensation, an increase in costs of $0.2 million associated with our outsourced support centers, including consulting and other professional services and an increase of $0.1 million in software costs. Various tasks are performed at our outsourced support centers, including customer support, customer verifications and collections.

Customer service and operations expense for the nine months ended September 30, 2015 increased $1.7 million, or 13%, compared to the nine months ended September 30, 2014. The increase was primarily due to an increase in the volume of transactions we processed, resulting in an increase in costs of $0.9 million associated with our outsourced support centers, including consulting and other professional services, an increase of $0.7 million in personnel-related costs including stock-based compensation and an increase of $0.1 million in software costs.

General and Administrative Expense

	Three months ended September 30,			Nine months ended September 30,
	2015	2014	% Change	2015	2014	% Change
	(dollars in thousands)
	(unaudited)
General and administrative	$16,639	$5,741	190%	$31,769	$15,716	102%
Percentage of revenue	39%	15%		24%	14%

General and administrative expense for the three months ended September 30, 2015 increased $10.9 million, or 190%, compared to the three months ended September 30, 2014. The increase was primarily the result of an increase of $9.1 million in legal, consulting and other professional services, primarily due to professional services related to the Merger. There was also an increase in personnel-related costs of $1.7 million, including stock-based compensation, due to an increase in headcount to support our overall growth. The remaining $0.1 million was primarily due to an increase in information technology and infrastructure costs.

General and administrative expense for the nine months ended September 30, 2015 increased $16.1 million, or 102%, compared to the nine months ended September 30, 2014. The increase was primarily the result of an increase of $12.1 million in legal, consulting and other professional services, primarily due to professional services related to the Merger and in part due to the business e-mail compromise fraud loss, which was described more fully in our Annual Report. There was also an increase in personnel-related costs of $3.7 million, including stock-based compensation, due to an increase in headcount to support our overall growth. The remaining $0.3 million was primarily due to an increase in information technology and infrastructure costs.

Liquidity and Capital Resources

Since inception, we have financed our operations and capital expenditures primarily through the sale of preferred and common stock and borrowings and, to a lesser extent, cash flows generated by our operations and exercise of stock options to purchase common stock.  Our principal uses of cash are funding our operations and capital expenditures.

As of September 30, 2015, we had cash, cash equivalents, disbursement prefunding and short-term investments of $207.0 million, which consisted of cash, money market funds, U.S. government securities, commercial paper, certificates of deposit, corporate bonds and prefunded balances with some of our disbursement partners.  All of our cash equivalents and short-term investments are held at U.S. financial institutions.

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

At September 30, 2015, we had $131.1 million available under our $150.0 million line of credit, reflecting $18.9 million reserved under the two letters of credit. There was zero outstanding under our line of credit as of September 30, 2015.

We were in compliance with all of our debt covenants as of September 30, 2015. We received consent from our lender to exclude up to $15.0 million in one-time charges we incurred in connection with the Merger from the calculation of our debt covenants until December 31, 2015.

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

The following table summarizes our cash flows for the periods presented (in thousands):

	Nine months ended September 30,
	2015	2014
	(unaudited)
Net cash provided by (used in) operating activities	$7,178	$(35,649)
Net cash provided by (used in) investing activities	14,646	(22,448)
Net cash provided by (used in) financing activities	(24,214)	41,026

Operating Activities

Cash provided by operating activities of $7.2 million for the nine months ended September 30, 2015 was attributable to changes in our operating assets and liabilities of $11.8 million and $14.9 million in adjustments for non-cash items, partially offset by $19.6 million of our net loss. Adjustments for non-cash items primarily consisted of stock-based compensation, depreciation and amortization (including acquired intangible) expense and amortization of net premiums on short-term investments. The cash resulting from changes in our working capital primarily consisted of a decrease in disbursement prefunding of $16.6 million relating to the timing of funding our partners and an increase in accounts payable and accrued expenses of $2.4 million primarily relating to the timing of reimbursement to our disbursement partners, partially offset by an increase in customer funds receivable of $6.0 million relating to the timing of transactions in process and an increase in prepaid expenses and other current assets of $2.3 million related to Merger-related payments and subscription payments for hardware and software support.

Cash used in operating activities for the nine months ended September 30, 2014 was attributable to changes in our operating assets and liabilities of $49.4 million, partially offset by $2.1 million of our net income and $11.6 million in adjustments for non-cash items. Adjustments for non-cash items primarily consisted of stock-based compensation, depreciation and amortization (including acquired intangible) expense, impairment of long-lived assets and accretion of premiums on short-term investments. The use of cash resulting from changes in our working capital primarily consisted of an increase in disbursement prefunding of $45.0 million relating to an increase in GSV and the timing of funding our partners as described in “—Liquidity and Capital Resources” above and an increase in customer funds receivable of $17.1 million relating to the timing of transactions in process, partially offset by an increase in customer liabilities of $10.5 million related to money that had not yet been disbursed.

Investing Activities

Our primary investing activities generally consist of purchases, sales and maturities of short-term investments, purchases of property, equipment and software and changes in our restricted cash. In addition, our investing activities included the BlueKite acquisition in 2014.  Purchases of property, equipment and software may vary from period to period due to the timing of the expansion of our operations, website and internal-use software development. We expect to continue to invest in property, equipment and development of software during 2015 and thereafter.

Cash provided by investing activities was $14.6 million for the nine months ended September 30, 2015 primarily due to $23.6 million of net proceeds from the net sale and maturities of short-term investments. We used $4.6 million for purchases of property, equipment and development of software in the nine months ended

September 30, 2015,  primarily for building out the additional office space as described in “—Contractual Obligations and Commitments” below.  We had an increase in our restricted cash of $2.8 million during the nine months ended September 30, 2015, primarily due to higher collateral requirements of an existing disbursement partner as a result of increased transaction volume. Additionally, we made a payment of $1.5 million in July 2015 to the selling stockholders pursuant to the BlueKite Acquisition agreement, as detailed in Note (5) of the accompanying notes to consolidated financial statements above.

Cash used in investing activities was $22.4 million for the nine months ended September 30, 2014, including a cash outflow of $8.9 million for the BlueKite Acquisition. In addition, we used $10.8 million for purchases of property, equipment and development of software in the nine months ended September 30,  2014, which included investments in office furniture and leasehold improvements for our new corporate headquarters. We also had an increase in our restricted cash of $3.1 million during the nine months ended September 30, 2014 due to higher collateral requirements of our existing payment processors as a result of an increase in our processing limits. We received net proceeds of $0.4 million in the nine months ended September 30, 2014 in net sales and maturities of short-term investments.

Financing Activities

Our financing activities generally consist of receipts of net proceeds from the exercise of common stock options, repayments and borrowings under our line of credit and payments of taxes withheld related to RSUs’ net share settlement.

Cash used in financing activities was $24.2 million for the nine months ended September 30, 2015 primarily due to $28.0 million of net repayments under our line of credit and $1.2 million of taxes paid related to net share settlement of RSUs, partially offset by $5.0 million of proceeds from the exercise of options to purchase common stock.

Cash provided by financing activities was $41.0 million in the nine months ended September 30, 2014 primarily due to a $38.0 million net borrowing under our line of credit and $3.0 million of proceeds from the exercise of options to purchase common stock. As described in “—Liquidity and Capital Resources” above, we utilized our line of credit to prefund disbursement partners due to a five-day banking holiday in India following the end of the third quarter of 2014.

Off-Balance Sheet Arrangements

As described in “—Our Indebtedness” above, SVB issued a standby letter of credit for $15.0 million which satisfies the additional collateral requirement to maintain our India operations.  SVB issued a $3.9 million letter of credit in January 2014 as a security deposit for our office lease. As of September 30, 2015 and December 31, 2014, we had $18.9 million reserved under our letters of credit.

Contractual Obligations and Commitments

The following table describes our contractual obligations related to our operating leases as of September 30, 2015 (in thousands):

	Payments Due by Period
		Less Than	1-3	4-5
	Total	1 Year	Years	Years	Thereafter
	(unaudited)
Operating lease obligations	$43,288	$5,904	$9,181	$9,403	$18,800

The contractual obligations in the table above are associated with agreements that are enforceable and legally binding. Obligations under contracts that we can cancel without a significant penalty are not included in the table above.  The operating lease obligations, presented in the above table, have not been reduced by minimum sublease rentals of $1.5 million in the future under our existing non-cancelable sublease agreements.

Pursuant to the terms of the lease agreement for our corporate headquarters, we took possession of additional office space in the same building in February 2015 and began to build out the office space in the three months ended September 30, 2015, which we expect to complete by the end of 2015.

We do not have any material capital lease obligations and all of our property, equipment and software have been purchased with cash. We have no material long-term purchase obligations outstanding with any vendors or third parties.

For a description of our line of credit, see “—Our Indebtedness” above.

In connection with the pending Merger, we incurred $9.4 million and $10.7 million of Merger-related expenses during the three and nine months ended September 30, 2015 and expect to incur an additional $0.2 million in Merger-related expenses that are not contingent upon the closing of the Merger.  These expenses will likely be recognized during the period ending December 31, 2015. In addition, should the Merger close, we expect to incur additional expenses of approximately $14.2 million in connection with closing.  Total Merger-related expenses, contingent and non-contingent, are anticipated to be approximately $25.1 million.

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

Any borrowings under our line of credit with SVB are at a variable rate and, as a result, increases in market interest rates would generally result in increased interest expense on our outstanding borrowings. We believe a hypothetical 10% increase in interest rates as of September 30, 2015 would have an immaterial impact on our investment portfolio, results of operations and cash flows.

Foreign Exchange Risk

We are exposed to foreign exchange risk as we offer our services in 39 countries and disburse our transactions in multiple foreign currencies. However, we believe that this risk is somewhat limited due to the fact that these transactions are usually disbursed in less than three business days. As of September 30, 2015 and December 31, 2014, we had not entered into any foreign exchange hedging contracts.

Inflation Risk

We do not believe that inflation has had a material effect on our business, financial condition or results of operations. If our costs were to become subject to significant inflationary pressures, we may not be able to fully offset such higher costs through fee increases.

ITEM 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company's Principal Executive Officer and the Company's Principal Financial Officer have evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon such evaluation, the Principal Executive Officer and Principal Financial Officer concluded that, as of the end of the period covered by this Quarterly Report on Form 10-Q, the Company's disclosure controls and procedures were not effective as required under Rules 13a-15(e) and 15d-15(e) under the Exchange Act as a result of the material weakness in the Company’s internal control over financial reporting previously disclosed under Item 9A of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014, or Annual Report. While substantial progress had been made towards remediation of the material weakness since its identification, additional time was needed beyond the period covered by this Quarterly Report to fully implement and demonstrate the effectiveness of the remediation efforts.

Since identifying the material weakness, the Company has actively engaged in implementing the remediation efforts designed to address this material weakness, as described in the Annual Report and  subsequently filed Quarterly Reports on Form 10-Q. Specifically, prior to the filing of its Annual Report, the Company (i) replaced individuals responsible for the unauthorized use of the Company’s assets; (ii) further segregated duties between executing transactions and authorizing transactions within its finance department; and (iii) reemphasized the importance of effective monitoring and processing of transactions. In addition, subsequent to the filing of its Annual Report, the Company has specifically: (i) added additional qualified and experienced personnel to the finance organization and further strengthened the organization; (ii) further strengthened its e-mail systems to enhance protections against systems attacks, which protections are being monitored to ensure effectiveness; and (iii) augmented and refined its written policies and procedures regarding bank transactions and payment functions.

Subsequent to the end of the period covered by this Quarterly Report on Form 10-Q, the Company’s Principal Executive Officer and Principal Financial Officer evaluated the Company’s progress towards remediation, including testing of the measures put into operation to address the material weakness that existed as of December 31, 2014, March 31, 2015, June 30, 2015 and September 30, 2015. Management believes that such measures are operating effectively, that the remediation efforts have been in operation for a sufficient period of time and that the material weakness has been remediated.

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

Changes in Internal Control over Financial Reporting

During the period covered by this Quarterly Report on Form 10-Q, the Company continued to take actions to remediate the material weakness related to its internal control over financial reporting, as described above.

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

PART II – OTHER INFORMATION

ITEM 1.  Legal Proceedings

On January 6, 2015, we, John Kunze and Ryno Blignaut were sued in a putative class action lawsuit, captioned Alexander Liu v. Xoom Corporation, et al., Case No. CGC-15-543531, filed in San Francisco Superior Court by purported stockholders of the Company, in connection with our January 5, 2015 announcement that we were the victim of criminal fraud resulting in the transfer of $30.8 million in corporate cash to overseas accounts. On February 6, 2015, the lawsuit was removed to federal court in the Northern District of California, and assigned the case number 5:15-cv-00602-LHK. On March 11, 2015, we, John Kunze and Ryno Blignaut were sued in a putative class action lawsuit captioned Patrick Andrew Barrett v. Xoom Corp., et al., Case No. CGC-15-544655, also filed in San Francisco Superior Court by purported stockholders of the Company. On March 20, 2015 the lawsuit was removed to federal court in the Northern District of California, and assigned the case number 5:15-cv-01319. On June 25, 2015, the court remanded the Liu and Barrett actions back to the San Francisco Superior Court. On September 28, 2015, an amended complaint was filed in the Liu action naming a different plaintiff, Duncan C. Leuenberger. On October 6, 2015, an amended complaint was filed in the Barrett action.

The Liu and Barrett lawsuits allege that we and Messrs. Kunze and Blignaut violated federal securities laws by misrepresenting and/or omitting information in the offering materials distributed in connection with our February 2013 initial public offering and September 2013 follow-on offering.  The lawsuits seek unspecified damages and attorneys’ fees and costs.

Between July 8, 2015 and July 16, 2015, four purported class action lawsuits were filed against us and our directors, PayPal, Timer Acquisition Corp., and PayPal Holdings in connection with the proposed merger between us and PayPal  in the Delaware Chancery Court, captioned Booth Family Trust v. Xoom Corporation et al., C.A. No. 11263 (July, 8, 2015), King v. Xoom Corporation et al., C.A. No. 11273 (July 9, 2015), Beverly v. Kunze et al., C.A. No. 11285 (July 13, 2015) and Torres v. Xoom Corporation et al., C.A. No. 11301 (July

16, 2015).  On July 17, 2015, the Delaware Court of chancery issued an order consolidating all of the actions into one matter captioned In re Xoom Corporation Stockholder Litigation, Consolidated C.A. No. 11263-VCP. On July 29, 2015, plaintiffs in the consolidated action filed a consolidated class action complaint against us and our directors, PayPal, Timer Acquisition Corp., and PayPal Holdings. On August 5, 2015, plaintiffs in the consolidated action filed a motion for expedited proceedings, seeking certain discovery on an expedited basis, and a motion for a preliminary injunction barring defendants from taking any action to consummate the proposed merger. On August 14, 2015, the Delaware Court of Chancery denied plaintiffs’ motion for expedited proceedings. On October 20, 2015, plaintiffs notified the Court that they intend to voluntarily dismiss the case.

The consolidated class action complaint alleges that our directors breached their fiduciary duties to stockholders, and that the other defendants aided and abetted such breaches, by seeking to sell Xoom through an allegedly unfair process and for an unfair price and on unfair terms. In addition, the consolidated class action complaint alleges that Xoom’s directors breached their fiduciary duties with respect to the contents of the preliminary proxy statement filed with the SEC on July 21, 2015. The consolidated class action complaint seeks, among other things, equitable relief that would enjoin the consummation of the Merger, rescission of the Merger Agreement (to the extent it has already been implemented) or rescissory damages, and attorneys’ fees and costs.

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

On July 1, 2015, we entered into an Agreement and Plan of Merger, with PayPal, Inc., Timer Acquisition Corp., a wholly owned subsidiary of Parent, and PayPal Holdings, Inc., the ultimate parent entity of Parent and Merger Sub, providing for the merger of Merger Sub with and into Xoom, with Xoom surviving the Merger as a wholly-owned subsidiary of Parent (“the Merger”). Completion of the Merger remains subject to the satisfaction of various conditions, including the receipt of certain consents relating to our money transmitter licenses and other customary closing conditions. There is no assurance that all of the various conditions will be satisfied, or that the Merger will be completed on the proposed terms, within the expected time frame, or at all. The Merger gives rise to risks that include:

•	the inability to complete the Merger due to the failure to satisfy conditions to the completion of the Merger, including receipt of the required regulatory approvals;

•	pending and potential future stockholder litigation that could prevent or delay the Merger or otherwise negatively impact our business and operations;
•	if the Merger is not completed, the price of our common stock will change to the extent that the current market price of our stock reflects an assumption that the Merger will be completed;
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

Since our inception, we have incurred significant operating losses and, as of December 31, 2014, we had an accumulated deficit of $83.4 million. Although our revenue has grown rapidly, increasing from $32.8 million in 2010 to $159.1 million in 2014, our revenue growth rate has declined in 2015. We expect it may decline in the future as a result of a variety of factors, including the maturation of our business, increased competition and the gradual decline in the year-over-year percentage growth of gross additional customers. You should not rely on the revenue growth of any prior quarterly or annual period as an indication of our future performance. We also expect our costs to increase in future periods as we continue to expend substantial financial resources on, among other things:

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

We have a limited operating history in an evolving market that may not grow as expected. This limited operating history makes it difficult to effectively assess our future prospects. You should consider our business and prospects in light of the risks and difficulties we encounter in this evolving market. These risks and difficulties include our ability to, among other things:

•	retain an active customer base and attract new customers;
•	avoid interruptions or disruptions in our service or slower-than-expected website or mobile application load times;
•	improve the quality of the customer experience on our website and through mobile devices;
•	earn and preserve our customers’ trust with respect to the security of their transactions and personal financial information;
•	process, store and use personal customer data in compliance with governmental regulation and other legal obligations related to privacy;
•	comply with extensive existing and new laws and regulations;
•	effectively maintain a scalable, high-performance technology infrastructure that can efficiently and reliably handle increased transactions globally;
•	successfully deploy new or enhanced features and services;
•	compete with other companies that are currently in, or may in the future enter, the digital money transfer, cross-border bill payment or prepaid mobile phone reload business;
•	hire, integrate and retain world-class talent; and
•	expand our business into new sending and receiving countries.

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

As of September 30, 2015, we had $131.1 million available borrowing capacity under our $150 million line of credit, reflecting $18.9 million reserved under two standby letters of credit, and we may incur additional indebtedness in the future.

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

The markets in which we compete are highly competitive and are highly fragmented. Our largest competitors are The Western Union Company and MoneyGram Payment Systems, Inc. We also compete against smaller, country-specific competitors, banks and informal person-to-person money transfer service providers that evade regulation. In the future, new competitors, alliances, or consolidation among established companies may emerge, or competitors may leave the market, resulting in a changed competitive environment. Some of our competitors have longer operating histories, significantly greater financial, technical, marketing, customer service and other resources, greater name recognition, exclusive agreements or a larger base of customers in affiliated businesses than us. Our competitors may respond to new or emerging technologies, legal or regulatory changes and changes in customer requirements faster and more effectively than we do, and they could be perceived to effectively improve their products and services relative to ours. If we fail to successfully develop and timely introduce new or enhanced products and services or if we make substantial investments in an unsuccessful new product, service or infrastructure change, our business, prospects, financial condition and results of operations could be harmed. Our competitors may devote greater financial and other resources to acquire customers and to the development, promotion and sale of money transfer services, including greater marketing and advertising spend,  offering more attractive promotions to customers, or offering lower prices or better exchange rates and may negotiate exclusive deals which would reduce our opportunities. For example, our competitors have offered coupons for free money transfers and, in India, have offered better exchange rates than we have in certain periods and established no fee services. As a result, we have experienced attrition of rate-sensitive customers, particularly those customers who send money transfers to India. Competing services tied to established banks and other financial institutions may offer greater liquidity or superior foreign exchange rates and engender greater consumer confidence in the safety and efficacy of their services than ours. We expect competition to continue to intensify. This competition could result in increased pricing pressure, increased customer acquisition costs, reduced profit margins, increased sales and marketing expenses, a failure to increase our market share, or a loss of our market share, any of which could harm our business, results of operations and financial condition. There can be no assurance that growth in the digital money transfer market will continue and that competitors would not decrease our market share. We also cannot assure you that new competitors will not emerge with cross-border bill payment or prepaid mobile phone reload services that are as competitive as or more competitive than our service. If we are unable to compete effectively and continue to grow our business, our business, financial condition and results of operations could be harmed.

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

The introduction of services embodying new technologies could render our existing services and features obsolete or less attractive to customers. Other similar technologies exist or could be developed in the future, and our business could be harmed if such technologies are widely adopted. For example, widespread adoption and acceptance of new payment services and/or digital currencies by consumers, retailers, banks and national governments could threaten the relevance of our services and features to our customers and have a significant negative impact on the growth of the digital money transfer industry as a whole and our ability to be successful. In addition, new competitors may emerge in the cross-border bill payment services or prepaid mobile phone reload services markets that render our services less attractive to customers. We may not be able to successfully anticipate or adapt to changing technology or customer requirements on a timely basis, or at all. If we fail to keep up with technological changes or to convince our customers and potential customers of the value of our services even in light of new technologies, our business, results of operations and financial condition could be harmed.

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

Our payment network consists of payment processors and disbursement partners. Payment processors clear and process the funds from the customer to us. We rely on U.S. banks and card processors to provide clearing, processing and settlement functions for the funding of all of our transactions. Disbursement partners disburse funds or prepaid mobile phone reloads to our customers’ recipients, and, in the case of our bill payment service, to utility providers. We also rely on a network of major banks and leading retailers to disburse funds to our customers’ recipients in 39 countries. In addition, our disbursement partners may operate their own network of disbursement partners, which we refer to as sub-disbursement partners, with which we may not have a direct relationship.

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

We rely on our disbursement partners to disburse funds to our customers’ money transfer recipients, pay outstanding bills owed by our customers’ family and friends to utility providers and process prepaid mobile phone reloads to our customers’ recipients’ mobile phones. If the experience delivered by our disbursement partners to a recipient is deemed unsatisfactory for any reason, including because our disbursement partners are not properly trained to disburse money or deliver poor customer service, if wait times at our disbursement partners’ pick up locations are too long, if cash pick-up locations are not located in convenient and safe locations and open for business at convenient times, or if our disbursement partners fail to timely apply funds to outstanding account balances, customers may choose to not use our services in the future and our business would be harmed.

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

We rely on consumers’ confidence in our brand and our ability to provide a convenient, fast and cost-effective service to send money, pay bills and send prepaid mobile phone reloads online. Erosion in confidence in our business, or in money transfer providers as a means to transfer money, could adversely impact money transfer volumes, which would in turn harm our business, financial position and results of operations.

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

We provide money transfer services to 39 countries and territories, cross-border bill payment services to six countries and prepaid mobile phone reload services in 22 countries, and may expand into additional sending and receiving countries. Our ability to grow in international markets could be harmed by a number of factors, including:

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

We have in the past, and may again in the future, seek to grow our business by acquiring complementary businesses, products, services and technologies. For example, in January 2014, we acquired all of the outstanding equity of BlueKite, LTD, a Guatemala-based developer of solutions and applications for cross-border bill payment and prepaid mobile phone reload services.  In addition, we may evaluate and consider a wide array of potential strategic transactions as part of our overall business strategy, including business combinations, strategic investments and joint ventures. Any of these transactions involve significant challenges and risks, and may harm our business, results of operations and financial condition. Acquisitions in particular could require significant capital infusions and could involve many risks, including potential negative impact on our results of operations due to debt or other liabilities and costs incurred in connection with an acquisition, difficulties assimilating and integrating the acquired business, disruption of our ongoing business by diverting resources and distracting management, not realizing the expected benefits of the acquisition, announcements of operating results, revenue or guidance that are lower than expected and potential dilution of stockholders’ ownership in the event we issue equity securities to complete an acquisition. Integration of our recently-acquired business may be complex and costly, including risks and costs associated with complying with additional regulatory requirements and combining operations and employees. In addition, we may begin operations in countries in which the application of laws and regulations in the online or mobile context is subject to greater uncertainty and where there may be a higher incidence of corruption and fraudulent or unethical business practices than countries in which we are historically accustomed to operating. We may also enter new markets where we have no or limited direct prior experience or where competitors may have stronger market positions. It may take us longer than expected to fully realize the anticipated benefits of our acquisition of BlueKite, LTD, or future acquisitions or strategic transactions, and it is possible that those benefits will be smaller than anticipated, may not be realized at all or that the financial markets or investors will view the transactions negatively. In addition, even if successful, we cannot be sure that we will continue to effectively grow our headcount and product development in order to continue to realize the benefits of any strategic transaction, including our acquisition of BlueKite, LTD. We cannot assure you that we will be able to identify or consummate any future acquisition or strategic transaction on favorable terms, or at all.

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

In addition, because we identified a material weakness as of December 31, 2014 in our internal control over financial reporting during the evaluation and testing process, we were unable to assert that our internal control over financial reporting was effective as of the end of the period covered by this Quarterly Report on Form 10-Q. As a result, we could lose investor confidence in the accuracy and completeness of our financial reports, which could cause the price of our common stock to decline, and we may be subject to investigation or sanctions by the SEC.

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

We are also subject to regulations imposed by the FCPA in the United States and similar laws in other countries which generally prohibit companies and those acting on their behalf from making improper payments to foreign government officials for the purpose of obtaining or retaining business. Because our services are offered in 39 countries and we have non-U.S. employees, we face a higher risk associated with FCPA compliance and similar statutes than many other companies. Any determination that we have violated these laws could harm our business, financial condition and results of operations.

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

Our service is subject to a variety of laws in the United States and abroad that are continuously evolving and developing, including laws regarding data retention, privacy, anti-spam, consumer protection, payment processing and money transfers. The scope and interpretation of the various laws that are or may be applicable to us are often uncertain and may be conflicting, particularly regarding laws outside the United States. For example, we are subject to regulatory requirements to assist in the prevention of money laundering and terrorist financing, such as the Bank Secrecy Act and, pursuant to these legal obligations and authorizations, we make information available to certain U.S. federal, state and local, as well as foreign, government agencies when required by law. As a result of particular concern with respect to terrorist financing, these agencies have increased their requests for such information from money service businesses in recent years. At the same time, there has been increased public attention regarding the use and disclosure of personal information, and regulatory authorities around the world are considering a number of legislative and regulatory proposals concerning data protection and consumer privacy and other matters that may be applicable to our business. The regulatory goals of preventing illegal activity, such as money laundering and terrorist financing, may conflict with the goal of protecting individual privacy. If federal, state or foreign governments or our disbursement partners changed requirements regarding the customer or recipient information we are required to collect, we may be unable to comply with such changes, or such changes could interfere with our ability to assess fraud or other risks, and our business could be harmed as a result. New laws and regulations may be enacted in connection with mobile transactions, including money transfers, bill payments or prepaid mobile phone reload transactions that are performed via mobile phones. Further, as an employer, various U.S. federal, state and local, and foreign labor laws govern our relationship with our employees, contractors and other personnel, including employee classification and related withholding and other wage and benefit requirements for our employees in the U.S. and abroad.

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

Our business could be harmed if a local, state, federal or foreign government were to levy taxes on money transfers, as has occurred in the past, or on bill payments or prepaid mobile phone reload services. The current budget shortfalls in many jurisdictions could lead other states and jurisdictions to impose similar fees and taxes, as well as increase unclaimed property obligations. Similar circumstances in foreign countries could invoke similar consequences. Such fees or taxes, and any related regulatory initiatives, may be implemented in a manner in which conflicts with other laws to which we are bound or in a manner with which we are unable to comply, and non-compliance could harm our business. A tax or fee exclusively on money transfer companies could put us at a competitive disadvantage to other means of remittance or payment transfers which may not be subject to the same fees or taxes. A change in the unclaimed property obligations could increase our regulatory burdens and costs related to our obligation to escheat unclaimed property to the states.

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

A number of states have enacted legislation regulating money transmitters. To date, we have obtained licenses to operate as a money transmitter in 47 U.S. states, the District of Columbia and Puerto Rico and have applied, or plan to apply, for money transmitter licenses in additional jurisdictions. Our subsidiary, Xoom Money Transfer Corporation, is a licensed money services business in Canada and is subject to licensing and other regulatory requirements in Canada, including the PCMLTFA and legal and reporting obligations imposed by FINTRAC. In addition, because our subsidiary, buyindiaonline.com Inc., was previously a regulated entity in both India and the State of Delaware, if regulators were to find buyindiaonline.com Inc. in violation of any applicable money services laws and regulations during the period in which it held such licenses, or find that it continues to be subject to and not compliant with applicable regulations, such liability would harm our business. We and buyindiaonline.com Inc. are also registered as money services businesses with FinCEN, although we do not expect to renew buyindiaonline.com Inc.’s FinCEN registration upon its expiration in 2015. As a licensed money transmitter, we are subject to bonding requirements, liquidity requirements, restrictions on our investment of customer funds, reporting requirements and inspection by state and foreign regulatory agencies. If our pending applications were denied or if additional states or jurisdictions require us to apply for a license, we could be forced to change our business practice or required to bear substantial cost to comply with the requirements of the additional states or jurisdictions. If we were found to be subject to and in violation of any banking or money services laws or regulations, we could be subject to liability or additional restrictions, such as increased liquidity requirements. In addition, our licenses could be revoked or we could be forced to cease doing business or change our practices in certain states or jurisdictions, or be required to obtain additional licenses or regulatory approvals that could impose a substantial cost on us. Regulators could also impose other regulatory orders and sanctions on us. Any change to our business practices that makes our service less attractive to customers or prohibits use of our services by residents of a particular jurisdiction could decrease our transaction volume and harm our business.

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

We receive, store and process personal information and other customer and recipient data, including bank account numbers, credit and debit card information, identification numbers and images of government identification cards. As a result, we are required to comply with the privacy provisions of the Gramm-Leach-Bliley Act of 1999 and the Payment Card Industry Data Security Standard. There are also numerous other federal, state and local laws around the world regarding privacy and the storing, sharing, use, processing, disclosure and protection of personal information and other customer and recipient data, the scope of which are changing, subject to differing interpretations, and may be inconsistent among different jurisdictions or conflict with other applicable rules. Any expansion of our products and services over time, including the growth of our international operations, and our recently launched cross-border bill payment and prepaid mobile phone reload services, may subject us to additional regulatory exposure, including but not limited to the application of foreign consumer privacy laws, as described elsewhere in these risk factors. It is possible that these obligations may be interpreted and applied in a manner that is inconsistent from one jurisdiction to another and may conflict with other rules or our business practices.

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

An active, liquid and orderly market for our common stock may not be sustained, which could depress the trading price of our common stock. The price of our common stock has been, and is likely to continue to be, volatile, which means that it could decline substantially within a short period of time. For example, since shares of our common stock were sold in our initial public offering in February 2013 at a price of $16.00 per share, our closing stock price has ranged from $13.79 to $35.27 through October 30, 2015. The trading price of our common stock may be subject to wide fluctuations in response to various factors, some of which are beyond our control, including:

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

ITEM 6. Exhibits

The exhibits listed below are filed or incorporated by reference as part of this report.

Exhibit Number	Description of Exhibits	Incorporated by Reference from Form	Incorporated by Reference from Exhibit Number	Date Filed
2.1	Agreement and Plan of Merger, dated as of July 1, 2015, by and among Xoom Corporation, PayPal, Inc., Timer Acquisition Corp. and PayPal Holdings, Inc. (solely for the limited purposes of Sections 1.9 and 3 thereof).	8-K	2.1	July 2, 2015
10.1	Form of Amendment of Executive Agreement.	8-K	10.1	July 2, 2015
10.2	Retention Agreement, dated July 28, 2015, by and between the Company and Ryno Blignaut.	8-K	10.1	July 29, 2015
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.	Filed herewith

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.	Filed herewith
32.1*	Certification of the Chief Executive Officer, pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act.	Furnished herewith
32.2*	Certification of the Chief Financial Officer, pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act.	Furnished herewith
99.1	Form of Voting and Support Agreement.	8-K	99.1	July 2, 2015
101.INS	XBRL Instance Document	Filed herewith
101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith

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

Date: November 4, 2015	XOOM CORPORATION

	By:	/s/ Ryno Blignaut
Ryno Blignaut
Acting Chief Financial Officer and Chief Risk Officer (Principal Financial and Accounting Officer)

Exhibit Index

Exhibit Number	Description of Exhibits	Incorporated by Reference from Form	Incorporated by Reference from Exhibit Number	Date Filed
2.1	Agreement and Plan of Merger, dated as of July 1, 2015, by and among Xoom Corporation, PayPal, Inc., Timer Acquisition Corp. and PayPal Holdings, Inc. (solely for the limited purposes of Sections 1.9 and 3 thereof).	8-K	2.1	July 2, 2015
10.1	Form of Amendment of Executive Agreement.	8-K	10.1	July 2, 2015
10.2	Retention Agreement, dated July 28, 2015, by and between the Company and Ryno Blignaut.	8-K	10.1	July 29, 2015
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.	Filed herewith
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.	Filed herewith
32.1*	Certification of the Chief Executive Officer, pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act.	Furnished herewith
32.2*	Certification of the Chief Financial Officer, pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act.	Furnished herewith
99.1	Form of Voting and Support Agreement.	8-K	99.1	July 2, 2015
101.INS	XBRL Instance Document	Filed herewith
101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith

*The certifications furnished in Exhibits 32.1 and 32.2 hereto are deemed to accompany this Quarterly Report on Form 10-Q and will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, except to the extent that the Registrant specifically incorporates it by reference.